Form 10KSB
period 1999-12-31
QUIK PIX INC
filed 2000-04-14
CIK 806513

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year
Ended December 31, 1999                        Commission File No. 0-26407

                                QUIK PIX, INC.
                   (Name of Small Business Issuer in its charter)


NEVADA                                                   33-0198595
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)

                         7050 Village Drive, Suite F
                         Buena Park, California 90621
                   (Address of principal executive offices)

                   Issuer's telephone number:  714/522-8255

                             BAROQUE CORPORATION
                           (Former name of issuer)

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock
                                                             (title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    ;  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ X ]

State issuer's revenues for its most recent fiscal year:         $0

At March 31, 2000 there were 6,303,961 outstanding shares of registrant's common stock held by non-affiliates, with a market value of $4,727,970 based on a closing bid quotation on the NASD OTC Bulletin Board on that date of $.75 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes;  No
               Not applicable

At March 31, 2000, a total of 9,897,305 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes; No  X



                                QUIK PIX, INC.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

ACQUISITION OF BAROQUE CORPORATION

     Pursuant to an agreement and plan of reorganization (the "Acquisition Agreement"), Quik Pix, Inc. ("Quik Pix" or the "Company") acquired all the outstanding shares of common stock of Baroque Corporation ("Baroque"), a Delaware corporation, from the shareholder thereof in an exchange for an aggregate of 410,510 shares of common stock of Quik Pix (the "Acquisition"). As a result, Baroque became a wholly-owned subsidiary of Quik Pix. The Acquisition was effective on March 22, 2000 and was intended to qualify as a reorganization within the meaning of Section 368(A)(1)(b) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Quik Pix became the successor issuer to Baroque for reporting purposes under the Securities Exchange Act of 1934.

    The consideration exchanged pursuant to the Acquisition was negotiated between Baroque and Quik Pix. In evaluating the Acquisition, Baroque used criteria such as the value of assets of Quik Pix, Quik Pix's ability to compete in the market place, Quik Pix's anticipated business operations, and Quik Pix management's experience and business plan. In evaluating Baroque, Quik Pix placed a primary emphasis on Baroque's status as a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended, and Baroque's facilitation of Quik Pix's becoming a reporting company under the Act.

     Quik Pix had 8,503,462 shares of common stock issued and outstanding prior to the Acquisition and 8,913,972 shares issued and outstanding following the Acquisition.

     Quik Pix filed a Current Report on Form 8-K on March 22, 2000 reflecting the Acquisition. A copy of the Acquisition Agreement was filed as an exhibit to the Form 8-K.

BAROQUE CORPORATION

          Baroque Corporation ("Baroque") was incorporated on June 7, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including but not limited to, selected mergers and acquisitions. It has been in the developmental stage since its inception.

         Baroque voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission to become a reporting company under the Act on June 17, 1999, which became automatically effective 60 days thereafter.

     At December 31, 1999, Baroque had no operating history, revenues, earnings from operations, significant assets or financial resources. The sole shareholder of Baroque agreed to pay all expenses of Baroque without any expectation of repayment until it effected a business combination.

       In 1999, Baroque sought to locate and negotiate with a business entity for the combination of that target company with it. Baroque had been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of registered securities. Baroque consummated the Acquisition by Quik Pix in March, 2000.

QUIK PIX, INC.

       Quik Pix, Inc., doing business as Quality Photographic Imagining, is a publicly held company located in Buena Park, California. The Company was established in 1982 with the purpose of capitalizing on its patented photomotion (tm) technology and its commercial applications.

     The Company offers a spectrum of services allowing a client to produce color visuals (digital and photographic) according to parameters as specified by a client. The process allows a combination of three or more images into a single color transparency that changes as a viewer moves past the image. The Company's services incluee a full range of photomotion (tm) technology, related client support, technical and customer services,

     The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that Quik Pix will have revenues in the future or that it will be able to secure other funding necessary for its future growth and expansion. There is also no assurance that Quik Pix's technology will perform as intended or that potential customers will show sufficient interest in the Company's product and related services.

PRODUCTS

      The Company's principal product is a patented technology for adding multiple images to backlit static displays that appear to change as the viewer passes by the image. The patented process is called Photomotion(TM) and uses existing original art to create an illusion of movement. This color medium uses existing originals and allows for three to five distinct images to be displayed within an existing light box. Images appear to change or "morph" as the viewer passes the display. The Company's ability to put multiple images in a single space allows the user to create an active and entertaining display using existing originals and fixtures. The illusion is optical and requires no special equipment. This patented process of "pop and display" advertising is intended to capture the targeted audience for a longer period of time and to increase visual effectiveness. Several large companies and services providers have selected PhotoMotion(TM) as part of their marketing campaigns.

TRADEMARKS AND PATENTS

      In July, 1999, Quik Pix was issued a patent by the United States Patent Office for its "Back Lit Multi Image Transparency" (Photomotion) technology. The United States patent number is 5,782,026. The Company has registered "Photomotion"as a trademark.

SUPPLIERS

      The Company uses a variety of vendors for its film and manufacturing processes. Presently, there are no contractual arrangements between Quik Pix and its suppliers. Purchase orders are written to request parts on a "as required" basis. There is no assurance that Quik Pix will maintain a sufficient number of suppliers for film and manufacturing processes in the foreseeable future.

EMPLOYEES

      The Company currently employees 20 full-time and no part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company's main executive and administrative offices are located in the Village Business Park, in the City of Buena Park, California. There are two facilities. The first is a 8,600 square foot facility occupying 2 suites. This facility houses the primary color labs, the digital imaging equipment, retouching, and finishing operations. It also provides production capabilities for mounting, shipping and dispatching, as well as housing the administrative offices, customer service, and marketing. The Company leases this facility at a rate of $5,500.00 per month. The lease term is three (3) years which may be terminated after May 1, 2003.

      The Company's second facility, a 1,750 square foot facility, is located less than 1 mile away and is dedicated to manufacturing support capabilities. This facility provides finished substrate mountings, custom displays, full scale models, trade show support, and custom crate manufacturing from raw materials. The Company leases this space at a rate of $1,750 per month. The lease term is three (3) years which may be terminated after May 1, 2003.

      In November, 1999, Quik Pix announced an upgrade to its leased facility in Buena Park. Included in the upgrade is the addition of new staff and equipment.

      The Company's mailing address is 7050 Village Drive, Suite F, Buena Park, California 90621. Its telephone number is 800/734-0432 and its facsimile number is 714/521-1745. Its e-mail address is qpimages@aol.com. The Company maintains an Internet Web site located at http://www.qpivisuals.com.

ITEM 3.  LEGAL PROCEEDINGS

      There is no current outstanding litigation in which Quik Pix is involved and Quik Pix is unaware of any pending actions or claims against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During 1999, there were no actions brought before the security holders of Baroque.

                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      (A) GENERAL. As of December 31, 1999 there was no trading market for the Baroque common stock. Baroque has an authorized capitalization of 100,000,000 shares of common stock of which 5,000,000 were issued as of December 31, 1999 and 20,000,000 shares of preferred stock of which none were issued.

      The authorized capitalization of Quik Pix consists of 50,000,000 shares of common stock, $.001par value per share, and no shares of preferred stock. The Company has 8,913,972 shares of its common stock issued and outstanding.

MARKET FOR QUIK PIX'S SECURITIES

      The common stock of Quik Pix is traded on the NASD OTC Bulletin Board under the symbol "QPIX." The market for OTC securities is characterized frequently by low volume and broad price and volume volatility. The Company cannot give any assurance that a stable trading market will develop for its stock or that an active trading market will be sustained. Moreover, the trading price of Quik Pix's common stock could be subject to wide fluctuations due to such factors as quarterly variations in operating results, competition, announcements of new products by Quik Pix or its competitors, product enhancements by Quik Pix or its competitors, regulatory changes, differences in actual results from those expected by investors and analysts, changes in financial estimates by securities analysts, and other events or factors.

      The Company was a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933, as amended. The NASD Stock Market implemented a change in its rules requiring all companies trading securities on the NASD OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934. Quik Pix acquired all the outstanding shares of Baroque to become successor issuer to it pursuant to Rule 12g-3 in order to comply with the Eligibility Rule for the NASD OTC Bulletin Board.

      On April 7, 2000, by letter to the NASD, the Securities and Exchange Commission stated that in regard to transactions effected pursuant to Rule 12g-3, the Commission may choose to review the Current Report on Form 8-K filed regarding the transaction. If review is chosen to be made of such transaction, it may delay the effect of the transaction and the effect of the successor issuer election. Quik Pix intends to file an amended Current Report on Form 8-K includings it audited financial statements. If the Commission determines to review Quik Pix's Current Report, then Quik Pix's compliance with the Eligibility Rule for the NASD OTC Bulletin Board may be delayed. Quik Pix is required to comply by April 20, 2000, with the Eligibility Rule to retain its listing on the NASD OTC Bulletin Board. Quik Pix anticipates filing the amended Current Report on Form 8-K prior to that date. However, if it is not in compliance by April 20, 2000, then its securities will be traded on the "pink sheets" published by the National Quotation Bureau, Inc. which may result in a decrease in the market price of its common stock and a loss of its value.

      The following is the last 12-month trading history for Quik Pix's common stock:

Date                       High              Low              Volume

March, 1999               0.220             0.020             1,400
April, 1999               0.020             0.020             1,600
May, 1999                 0.718             0.020             64,400
June, 1999                0.125             0.070             15,600
July, 1999                0.250             0.070             19,500
August,1999               0.070             0.150                 -
September, 1999           0.230             0.070             9,800
October, 1999             0.312             0.070             1,600
November, 1999            0.312             0.070             22,500
December, 1999            0.650             0.070             4,100
January, 2000             0.500             0.070             3,100
February, 2000            2.687             0.070             763,200
March, 2000*              1.750             0.625             121,100
________
*As of March 20, 2000.

          The market price of Quik Pix's common stock over the last 52 weeks has ranged from $0.02 to $2.68. On March 21, 2000, the high was $0.93 and the low $0.93 with a volume of 3,000 shares.

HOLDERS

      As of March 31, 2000, Quik Pix had 8,913,972 shares of common stock outstanding held by 476 shareholders of record.

DIVIDENDS

      The Company has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business. Payment of cash dividends in the future will be wholly dependent upon Quik Pix's earnings, financial condition, capital requirements and other factors deemed relevant by them. It is not likely that cash dividends will be paid in the foreseeable future.

ITEM 6.  PLAN OF OPERATION

          Certain matters discussed below are based on potential future circumstances and developments, which Quik Pix anticipates, but which cannot be assured. Such forward-looking statements include, but are not limited to, management's plans to conduct research and development within Quik Pix and in conjunction with joint venture partners.

OPERATIONS

      The Company currently operates at a loss. The Company's management expects losses to continue for the foreseeable future. The Company requires additional funding to achieve its growth objectives. If Quik Pix does not receive additional funding, it will not be able to pursue the intended marketing plan and, in such case, may not be able to successfully conduct its operations. There is no assurance that Quik Pix will be successful in development or marketing of its product or in generating any meaningful revenues from operations.

      The Company intends to acquire other related businesses in exchange for cash or issuance of securities. To date, no acquisitions have been consummated and there can be no assurance that any future acquisitions will be consummated. Furthermore, no assurance can be given that Quik Pix will be able to effect any aspects of its business plan or to maintain the operations that it has currently established. The Company will need additional capital either through financing or through operations to meet its business goals. There is no assurance that Quik Pix can reverse its operating losses or that it can raise additional capital to allow it to expand its planned operations.

MARKETING

      The Company intends to employ a variety of marketing techniques to attract potential consumers of its products. In addition to trade shows, conferences and conventions, Quik Pix intends to mount an integrated marketing campaign targeting Fortune 1000 companies, distributors and other related channels for Quik Pix's products. To that end, Quik Pix has employed a marketing consultant to establish and expand its presence into alternative markets. To date, Quik Pix has not launched any such marketing efforts.

      As part of its promotional campaign, Quik Pix has begun a direct mailing and Internet initiative.

      There is no assurance that Quik Pix will be able to successfully market and distribute its product to any of its intended customers.

ITEM 7.  FINANCIAL STATEMENTS

          The audited financial statements for Baroque Corporation as of December 31, 1999 are included herewith.











                             BAROQUE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                           AS OF DECEMBER 31, 1999
































                             BAROQUE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                            CONTENTS




       PAGE      1 - INDEPENDENT AUDITORS' REPORT

       PAGE      2 - BALANCE SHEET AS OF DECEMBER 31, 1999

       PAGE      3   STATEMENT OF OPERATIONS FOR THE PERIOD
                     FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31,
           1999

       PAGE      4   STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                     FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION)
                     TO DECEMBER 31, 1999

       PAGE      5   STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
                     JUNE 4, 1999 TO (INCEPTION) TO DECEMBER 31, 1999

       PAGES 6   9   NOTES TO FINANCIAL STATEMENTS AS OF
                     DECEMBER 31, 1999


















                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Baroque Corporation
 (A Development Stage Company)

We have audited the accompanying balance sheet of Baroque Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholder's equity and cash flows for the period from June 4, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Baroque Corporation (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the period from June 4, 1999 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.





                                WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 17, 2000
(Except for Note 5
  as to which the date
  is March 21, 2000)






                             BAROQUE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           AS OF DECEMBER 31, 1999


                                    ASSETS


Cash                                                   $      500

TOTAL ASSETS                                           $      500



                     LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES                                            $     -

STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value, 20 million
    shares authorized, zero issued and outstanding           -
   Common Stock, $.0001 par value, 100 million
    shares authorized, 5,000,000 issued and
    outstanding                                               500
   Additional paid-in capital                                4,830
   Deficit accumulated during development stage            (4,830)

     Total Stockholder's Equity                               500

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $      500











               See accompanying notes to financial statements.
                                      2


                             BAROQUE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       FOR THE PERIOD FROM JUNE 4, 1999
                       (INCEPTION) TO DECEMBER 31, 1999




Income                                           $   -

Expenses
 Executive services contributed by president        3,500
 Organization expense                                 580
 Professional fees                                    750

   Total expenses                                   4,830

NET LOSS                                         $ (4,830)

























               See accompanying notes to financial statements.
                                      3


                             BAROQUE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN
                             STOCKHOLDER'S EQUITY
                       FOR THE PERIOD FROM JUNE 4, 1999
                       (INCEPTION) TO DECEMBER 31, 1999



                                                  Deficit
                                    Additional  Accumulated
                            Common   Paid-In    During Devel-
                            Stock    Capital    opment Stage    Total

Common stock issuance       $   500  $   -      $       -     $   500

Fair value of services
 and expenses contributed     -        4,830            -       4,830

Net loss for the period
 ended December 31, 1999      -          -            (4,830)  (4,830)

BALANCE AT DECEMBER 31,
 1999                       $   500 $  4,830   $      (4,830) $   500






















               See accompanying notes to financial statements.
                                      4

                             BAROQUE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                       FOR THE PERIOD FROM JUNE 4, 1999
                       (INCEPTION) TO DECEMBER 31, 1999




CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $   (4,830)
Adjustments to reconcile net loss
 to net cash used by operating activities:

Capitalized services and expenses                             4,830

 Net cash used in operating activities                         -

CASH FLOWS FROM INVESTING ACTIVITIES                           -

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                      500

 Net cash provided by financing activities                     500

INCREASE IN CASH AND CASH EQUIVALENTS                          500

CASH AND CASH EQUIVALENTS   BEGINNING OF PERIOD               -

CASH AND CASH EQUIVALENTS   END OF PERIOD                $     500














               See accompanying notes to financial statements.
                                      5

                             BAROQUE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO BALANCE SHEET
                           AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.  Organization and Business Operations

       Baroque Corporation (a development stage company) ("the Company") was incorporated in Delaware on June 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

       The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof. (See note 5).

       B.  Use of Estimates

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  C.  Cash and Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.






                                      6

                         BAROQUE CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO BALANCE SHEET
                       AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)

          D.  Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement
          109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 1999.

NOTE  2 - STOCKHOLDER'S EQUITY

          A.  Preferred Stock

          The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

          B.  Common Stock

          The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued
          5,000,000 shares of its common stock to TPG Capital
          Corporation pursuant to Rule 506 for an aggregate consideration of $500.


                                  7

                         BAROQUE CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO BALANCE SHEET
                       AS OF DECEMBER 31, 1999

NOTE  2 - STOCKHOLDER'S EQUITY  (CONT'D)

     C.  Additional Paid-In Capital

          Additional paid-in capital at December 31, 1999 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company. (See Note 3)

NOTE 3 - AGREEMENT

          On June 7, 1999, the Company signed an agreement with TPG Capital Corporation (TPG), a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in note 1A.

          1. Preparation and filing of required documents with the Securities and Exchange commission.
          2.  Location and review of potential target companies.
          3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4 - RELATED PARTIES

          Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG Capital Corporation. (See Note 3)

NOTE 5   SUBSEQUENT EVENTS

          Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") dated March 21, 2000, Quik Pix, Inc. a Nevada corporation, acquired all the outstanding shares of common stock of the Company in an exchange for an aggregate of 410,510 shares of common stock of Quik Pix (the "Acquisition"). As a result, the Company became a wholly owned subsidiary of Quik Pix.

                                8



          The Acquisition was adopted by the unanimous consent of the Board of Directors of Quik Pix on March 21, 2000. The Acquisition is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. For financial accounting purposes the Acquisition will be accounted for using the purchase method of accounting.

          Prior to the Acquisition, Quik Pix had 8,503,462 shares of common stock issued and outstanding, and 8,913,972 shares issued and outstanding following the Acquisition.

          Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Quik Pix became the successor issuer to the Company for reporting purposes under the Securities Exchange Act of 1934 (the "Act").










                                  9


ITEM 8.      CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

             None

                               PART II

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS;  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT.

        As of December 31, 1999, the officer and director of Baroque Corporation were:

Name                         Age             Position

James M. Cassidy             64             President, Secretary,
                                            Director

        As of December 31, 1999, there were no agreements or understandings for the officer or director to resign at he request of another person and the above-named officer and director was not acting on behalf of or at the direction of any other person.

        The sole officer and director of Baroque resigned effective upon completion of the Acquisition. Upon the resignation of the sole officer and director of Baroque the following persons were appointed to the respective offices of the Company:

Name                    Age                  Title

John Capie                53        President, Chief Executive
                                           Officer, Chairman
Ed Youngman               68        Secretary, Treasurer, Director
Lee Finger                57        Director
Brian Bonar               52        Director
Chris McKee               51        Director

        All directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the business experience of each director and officer of Quik Pix.

        JOHN CAPIE has been President of Quik Pix since its inception in 1982. Mr. Capie's employment history includes employment at various managerial positions in New York-based photographic labs. Mr. Capie has also had extensive experience in Point of Purchase Displays and Trade Show exhibit building. Over the last twelve years he has been on the Board of Directors for corporations including Exhibitronix Inc., Modular Display Systems, Inc., Tabery Corporation, Delta Transport, American Distributing Company.

        ED YOUNGMAN has served as Controller and Secretary/Treasurer of Quik Pix since 1987. Mr. Youngman has held numerous senior executive roles at Litton, Sargent Industries and HN Bailey Associates.

        LEE FINGER has been a Director of Quik Pix since 1982 to present.

        BRIAN BONAR has been a Director of Quik Pix since February, 2000. Mr. Bonar has served since April, 1998 as a CFO of Imaging Technologies, San Diego, California, a software and hardware company. Mr. Bonar and has been a Director since 1992 and recently became Chairman of the Board. From 1991 to 1992, Mr. Bonar was Vice President of Worldwide Sales and Marketing for Bezier Systems, Inc., a San Jose, California-based manufacturer and marketer of laser printers. From 1990 to 1991, he was a Worldwide Sales Manager for Adaptec, Inc., a San Jose-based laser printer controller developer. From 1988 to 1990, Mr. Bonar was Vice President of Sales and Marketing for Rastek Corporation, a laser printer controller developer located in Huntsville, Alabama. From 1984 to 1988, Mr. Bonar was employed as Executive Director of Engineering at QMS, Inc., an Alabama-based developer and manufacturer of high-performance color and monochrome printing solutions. Prior to these positions, Mr. Bonar was employed by IBM U.K. Ltd. for approximately 17 years.

        CHRIS MCKEE has been a Director of Quik Pix since February, 2000. Mr. McKee also has served since August, 1998 as Senior Vice President of Finance and Operations for Imaging Technologies, San Jose, California, a software and hardware company. Prior to joining Quik Pix, Mr. McKee spent 23 years with Flowserve Corporation and its predecessor company, BW/IP, Inc., in various financial management positions, including most recently as its Director of Information Technology and Baan Implementation. Mr. McKee holds a Masters in Business Administration degree from Pepperdine University in 1979.

ITEM 10.  EXECUTIVE COMPENSATION

         The Company has no audit, compensation or executive committees. No officers of Quik Pix earned more than $100,000 a year during any of the last three fiscal years. There is no key man life insurance on any director or officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

             The following table contains information, as of March 31, 2000, regarding the shareholdings of Quik Pix's current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of any warrants held by each such person or entity which are exercisable within 60 days):

                            Number of shares of            Percent of
                            Common Stock Beneficially      Common Stock
Name                        Owned (1)                      Beneficially
                                                           Owned (2)

John Capie                             3,521,121            35.6%
President, Chief Executive
Officer,
Chairman, Director
7050 Village Drive, Suite F
Buena Park, California 90621

Woo Young Kim                          2,500,000             25.3%
STI, #501
Dong Woo Building, 784-13
Yeoksam Dong
Kang Anm Gu
Seoul, Korea 135-080

Ed Youngman                               17,778             *
Secretary, Treasurer, Director
7050 Village Drive, Suite F
Buena Park, California 90621

Lee Finger                                54,445              *
Director
7050 Village Drive, Suite F
Buena Park, California 90621

Brian Bonar                                 0                 0%
Director
2428 Oak Canyon Place
Escondido, California 92025

Chris McKee                                 0                 0%
Director
1792 Old Canyon Drive
Hacienda Heights, California 91745

All executive officers and directors
of the company as a group (5 persons)       3,593,344         36.3%

* Less than 1%
(1) Includes options and warrants which are exercisable within 60 days of the date of this Current Report.
(2)     Based upon 9,897,305 shares outstanding as of March 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        In May, 1999, Quik Pix and YARC Systems Corporation entered into discussions regarding the possible acquisition of Quik Pix by YARC Systems, a company located in Camarillo, California. In March, 2000, all such discussions with YARC Systems were formally ended.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

             2.1. Agreement and Plan of Reorganization between Quik Pix, Inc. and Baroque Corporation filed as an exhibit to the Form 8-K filed March 22, 2000 (file no. 0-26407).

(b) No reports on Form 8-K were filed in the last quarter of the period covered by this report, but a Form 8-K reflecting the Acquisition was filed March 22, 2000.


                              SIGNATURES

        In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 QUIK PIX, INC.

                                 /s/ John Capie
                                     President

                                 /s/ Ed Youngman
                                     Chief Financial Officer

NAme                                  Title              Date

/s/ John Capie                        Director           April 12, 2000

/s/ Ed Youngman                       Director           April 12, 2000

/s/  Brian Bonar                      Director           April 12, 2000

/s/ Chris McKee                       Director           APril 12, 2000