Form 10QSB
period 2000-03-31
QUIK PIX INC
filed 2001-05-11
CIK 806513

EXHIBIT 3.1


            CONSULTING AGREEMENT

     AGREEMENT effective as of the 14th
day of March 2000, between Quality
Photographic Imaging, Inc., (the "Company" or "QPI"), 7050 Village Drive, Suite F,
Buena Park, CA 90821, a Nevada corporation and GB Consulting Attn: Gerry Berg, P.O.
Box 231729, Encinitas CA 92024
("Consultant").

     WHEREAS, the Company desires that
Consultant provide consulting services
mainly in the areas of Merge and
Acquisition and Administrative consulting services to the Company pursuant hereto and Consultant is agreeable to providing such services.

     NOW THEREFORE, In consideration of
the premises and the mutual promises set forth herein, the parties hereto agree as follows:

     1. For a period of six months (8)
from the date hereof (the "Consulting
Period"), Consultant shall serve as a
consultant to the Company on matters
pertaining to various corporate matters as may be assigned by the Executive Officers of the Company.

     2. During the Consulting Period, the
Company shall be entitled to Consultant's services for reasonable times when and to the extent requested by, and subject to the direction of, the Executive Officers of the Company.

     3. Consultant's services shall be
rendered from his offices unless otherwise requested for those services to be rendered at the Company's offices or elsewhere. Reasonable travel and other expenses necessarily incurred by
Consultant outside of San Diego County to render services at locations other than his office or the Company's offices shall be reimbursed by the Company promptly upon receipt of proper statements with regard to the nature and amount of those expenses. Those statements shall be furnished to the Company weekly at the end of each month of the Consulting Period during which any of those expenses are incurred. Expenses shall be paid by Company within ten (10) days of receipt.

     4. For all services Consultant may
render to the Company during the Term of this Agreement, including services as an officer, or member of any committee of the Company, Consultant will be compensated with a common stock option of 400,000 shares of QPI's common stock at an option/warrant price of $0.20 per share of common stock. This warrant will be registered with the Company's next registration statement. Consultant shall also be compensated five percent (5%) of all proceeds received by the Company that Consultant introduced to the Company over the first $275,000 raised by the Company.

     5. It is the express intention of the
parties that Consultant is an independent contractor and not an employee, agent, joint venture partner of Company. Nothing in this agreement shall be interpreted or construed as creating or establishing the relationship of employer and employee between Consultant and Company or any employee or agent of Consultant. Both parties acknowledge that Consultant is not an employee for state or federal tax purposes. Consultant shall retain the right to perform services for others during the term of this Agreement.

CONSULTANT IS NOT A REGISTERED BROKER DEALER OR
ASSOCIATED PERSON OF SUCH, AND IS NOT PURPORTING TO
ACT IN ANY CAPACITY REQUIRING REGISTRATION AS A
   BROKER DEALER OR ASSOCIATED PERSON.

     7. Obligations of Consultant -Tools
and Instrumentalities

    7.01. Company will supply all tools
and instrumentalities required to perform the services under this agreement.
Consultant is not required to purchase or rent any equipment or services from Company.

     7.02. Assignment. Neither this
agreement nor any duties or obligations
under this agreement may be assigned by
Consultant without the prior written
consent of Company.

    7.03. State and Federal Taxes. As
Consultant is not Company's employee,
Consultant is responsible for paying all required state and federal taxes. In particular; Company will not withhold FICA
(Social Security) from Consultant's
payments; Company will not make state or federal unemployment insurance contributions on behalf of Consultant;
Company will not withhold state or federal income tax from payment to Consultant;
Company will not make disability insurance contributions on behalf of Consultant;
Company will not obtain workers'
compensation insurance on behalf of
Consultant.

8. Obligations of Company

    8.01. Cooperation of Company. Company
agrees to comply with all reasonable
requests of Consultant (and provide access to all documents reasonably) necessary to the performance of Consultant's duties under this agreement.

     9. Termination of Agreement.
Termination on Occurrence of Stated Events

    901. This agreement shall immediately
terminate automatically on the occurrence of the following events:

1.   Bankruptcy or insolvency of either
party;
2.   Sale of the business of either party.

9.02. Termination by Company or
Consultant. This agreement may be
terminated after the initial one year upon thirty (30) days written notice by either
Company or Consultant.

10.   General Provisions

10.1  Notices. Any notices to be given
hereunder by either party to the other may be effected either by personal delivery in writing or by mail, registered or certified, postage prepared with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing In the introductory paragraph of this agreement, but each party may change the address by written notice In accordance with this paragraph. Notices delivered personally will be deemed communicated as of actual receipt; mailed notices will be deemed communicated as of two days after mailing.

10.02. Entire Agreement of the Parties.
This agreement supersedes any and all
agreements, either oral or written,
between the parties hereto with respect to the rendering of services by Consultant for Company and contains all the covenants and agreements between the parties with respect to the rendering of such services in any manner whatsoever. Each party to this agreement acknowledges that no representations, inducements, promises, or agreements orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement, statement, or promise not contained in this agreement shall be valid or binding. Any modification of this agreement will be effective only if it is in writing signed by the party to be charged.

10.03 Partial Invalidity. If any provision In this agreement Is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions will nevertheless continue in full force without being Impaired or invalidated in any way.

10.04 Attorneys Fees. If any action at law or in equity, including an action for declaratory relief, is brought to enforce or interpret the provisions of this agreement, the prevailing party will be entitled to reasonable attorneys fees, which may be set by the court in the same action or in a separate action brought for that purpose, in addition to any other relief to which that party may be entitled.

10.05 Governing Law. This agreement will be governed by and construed in accordance with the laws of the State of California.

11. Proprietary Information

11.01. The written, printed, graphic, or electronically recorded materials furnished by
Company for use by Consultant are Proprietary
Information and are the property of Company.
Proprietary Information includes, but is not limited to, pricing information, specific customer requirements, customer and potential customer lists, and information on Company's employees, agent, or divisions.

11.02. Consultant shall maintain in confidence and shall not, directly or indirectly, disclose or use, either during or after the term of this Agreement, any Proprietary Information, confidential information, or know-how belonging to Company, whether or not it is in written or permanent form, except to the extent necessary to perform the Services. On termination of Consultants services to the Company, or at the request of Company before termination, Consultant shall deliver to Company all material in Consultant's possession relating to Company's business. The obligations on Proprietary information extend to information belonging to customers and suppliers of Company about whom Consultant may have gained knowledge as a result of performing the Services.

11.03. Consultant shall not, during the term of this Agreement and for a period of one year immediately after the termination of this Agreement, or any extension of it, for any reason, either directly or indirectly (a) call on, solicit, or take away any of Company's customers or potential customers about whom Consultant became aware as a result of Consultants Services to the Company, either for Consultant or for any other person or entity; or (b) solicit or take away or attempt to solicit or take away any of Company's employees or Consultants either for Consultant or for any other person or entity.

Executed In Buena Park, California, as of
March 14, 2000.

gb Consulting:

By: /s/ Gerry Berg

Quality Photographic Imaging, Inc.
A Nevada Corporation

By: /s/ John Capie, President