Form 10QSB
period 2000-06-30
QUIK PIX INC
filed 2001-05-11
CIK 806513

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
                      OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

             Commission file number 0-26407

                   QUIK PIX, INC.
        (Exact name of registrant as specified in
                     its charter)


Nevada                         33-0198595
(State or other               (IRS Employer)
jurisdiction of               Identification
incorporation or               Number)
organization)


                7050 Village Drive
           Buena Park, California 90621
        (Address of principal executive offices
                    (zip code)

                   714/522-8255
          (Registrant's telephone number, including area code)

Indicate by check mark whether the
registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                     Outstanding at
                           June 30, 2000
Common Stock,
par value $0.001              10,297,305



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUIK PIX INC. AND SUBSIDIARY

Page

3  Independent Accountants' Report


4  Consolidated Balance Sheets as of June 30, 2000
   (unaudited) and September 30, 1999.

5 Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2000 and 1999 (unaudited)

6  Consolidated Statements of Cash Flows for the Nine
   Months Ended June 30, 2000 and 1999 (unaudited)

7  Notes to Consolidated Financial Statements as of
   June 30, 2000 (unaudited)




INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of:
   Quik Pix, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet, statements of operations and cash flows of Quik Pix, Inc. and Subsidiary as of June 30, 2000 and for the three-month and nine month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.
The accompanying consolidated financial
statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's recurring losses from operations, working capital deficiency and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern.
Management's Plan in regards to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial
statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's working capital deficiency of $1,105,876, stockholders' deficiency of
$1,823,684, net loss from operations of $885,419 and cash used in operations of $391,500 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 5.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, FL
February 8, 2001

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2000 AND SEPTEMBER 30, 1999


ASSETS                                  June 30, 2000      Sept. 30, 1999
                                        (Unaudited)
                                        -------------      --------------
CURRENT ASSETS
   Cash                                  $    36,867         $     3,615
   Trade accounts receivable, net            218,612             208,040
   Inventories                                30,000              30,000
   Prepaids                                  201,667               8,097
                                             -------             -------
     Total Current Assets                    487,146             249,752
                                             -------             -------
PROPERTY & EQUIPMENT  NET                       -                    -
                                             -------             -------
OTHER ASSETS
   Goodwill, net                             195,504             305,499
   Multi-image technology, net                13,020              16,800
   Other receivables                            -                  4,000
   Deposits                                   10,316               5,335
                                             -------             -------
      Total Other Assets                     218,840             331,634
                                             -------             -------
TOTAL ASSETS                               $ 705,986           $ 581,386
                                           =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses   $ 695,410           $ 635,090
   Accrued interest                          483,944             453,940
   Payroll payable                            56,846              49,284
   Income tax payable                           -                  1,600
   Current portion of long term debt         356,822              74,000
                                             -------             -------
   Total Current Liabilities               1,593,022           1,213,914

Long-term liabilities                        936,648           1,264,737
                                             -------            --------
TOTAL LIABILITIES                          2,529,670           2,478,651
                                             -------            --------
STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value,
50,000,000 shares authorized,
10,297,305 and 6,003,462 shares
issued and outstanding                        10,297               6,003
Additional paid-in capital                 1,260,309             225,603
Subscription Receivable                      (80,000)              --
Accumulated deficit                       (3,014,290)         (2,128,871)
                                             -------             --------
Total Stockholders' Deficiency            (1,823,684)         (1,897,265)
                                             -------             --------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                   $ 705,986           $ 581,386
                                           ==========           ========

See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
JUNE 30, 2000 AND 1999
(UNAUDITED)

                              Three months ended Jun 30,      Six months ended June 30,
                                2000          1999            2000           1999

Sales                           $   265,921   $   282,503     $   755,830    $1,001,691

Cost of goods sold                  185,883       247,696         583,340       820,524
                                -----------   -----------       ---------    ----------

Gross profit                         80,038        34,807         172,490       181,167
                                -----------   -----------       ---------    ----------
Expenses:
  Selling, general and
  administrative                    458,834       138,575         985,335       511,453
                                -----------   -----------       ---------    ----------
Loss from operations               (378,796)     (103,768)       (812,845)     (330,286)
                                -----------   -----------       ---------    ----------

Other income (expense
   Interest income                     -            1,400               7         5,657
   Interest (expense)               (25,548)      (24,145)        (71,781)      (83,696)
                                -----------   -----------       ---------    ----------
      Net other interest
      income (expense)              (25,548)      (22,745)        (71,774)      (78,039)
                                -----------   -----------       ----------    ----------

Net loss before provision for
  income taxes                    $(404,344)    $ (126,513)      $(884,619)   $(408,325)

Provision for income taxes             800           1,600             800        1,600
                               -----------    -----------       -----------    --------

Net loss                         $(405,144)     $ (128,113)       $(885,419)  $(409,925)
                               ==========      ============      ==========   =========

Net loss per share                 $(0.04)        $ (0.02)          $(0.10)      $(0.07)
                                ==========    ============       ===========    =========
Weighted average number
of shares outstanding
basic and diluted               10,174,228       6,033,462       8,470,415      6,003,462
                                ==========    ============       ===========    =========


See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED
JUNE 30, 2000 AND 1999
(UNAUDITED)


                                                          2000                   1999
                                                     -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $    (885,419)        $    (409,925)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization                           113,775               211,588
   Stock based compensation                                282,333                  -
   Provision for doubtful accounts                           4,000                  -

Changes in assets and liabilities:
   (Increase) in accounts receivable                       (10,572)              (11,640)
   Decrease (increase) in prepaid expense                    8,097                (1,895)
   (Increase) in other receivables                            -                   (4,000)
   Accounts payable and accrued expenses                    58,720               151,973
   Accrued interest                                         30,004                  -
   Increase in payroll payable                               7,562                47,906
                                                          --------               -------
Net Cash Used In Operating Activities                     (391,500)              (15,993)
                                                          --------               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) in deposits                                   (4,981)               (1,555)
                                                          --------               -------
   Net cash used in investing activities                    (4,981)               (1,555)
                                                          --------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from private placement, net of
      offering costs                                       475,000                  -
   Payment of notes payable and capital leases             (45,267)                 -
   Proceeds from loans	                                      -                   20,540
                                                          --------               -------
        Net cash provided by financing activities          429,733                20,540
                                                          --------               -------
INCREASE IN CASH AND CASH EQUIVALENTS                       33,252                 2,992

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	             3,615                 3,965
                                                          --------               -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 36,867                $6,957
                                                          ========                ======

CASH PAID FOR INTEREST                                     $41,777               $44,244
                                                          ========                ======


See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2000
(UNAUDITED)


NOTE 1	BASIS OF PRESENTATION

The accompanying un-audited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's
Form 10-K filed on April 14, 2000 and Form 8-K filed on April 21, 2000.

NOTE 2	RECAPITALIZATION

On March 21, 2000, pursuant to an agreement and plan of reorganization (the "Acquisition") the Company acquired all the outstanding shares of common stock of Baroque Corporation, a Delaware
Corporation, from the shareholder thereof in exchange for an aggregate of 410,510 shares of common stock of the Company. As a result, Baroque became a wholly-owned subsidiary of the Company.
The Acquisition was effective on March 22, 2000 and was intended to qualify as a reorganization within the meaning of Section 368(A)(1)(b) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition, pursuant to 12g-
3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company became the successor issuer to Baroque for reporting purposes under the Securities and Exchange Act of 1934. The reorganization was treated as a recapitalization of the Company with the $411 par value of the common stock issued charged to additional paid-in capital (See Note
4.)

NOTE 3	INVENTORY

Inventory is stated at the lower of cost (first in first out method) or market and consists primarily of new film and other photo processing stock.

NOTE 4	EQUITY

During the nine months ended June 30, 2000, the Company issued 3,893,843 shares of common stock for proceeds of $475,000. Also, the Company issued 410,510 shares under a plan of reorganization (See Note 2).

Pursuant to a six-month consulting agreement dated
March 14, 2000 between the Company and a consultant, 400,000 stock options were granted for future services to be performed over a six-month period from the contract date. The fair value of these options aggregated $484,000 and was credited to additional paid-in capital for the six months ended March 31, 2000 (See Note 6). As of June 30,
2000 the Company charged $282,333 to operations for services rendered and the balance of $201,667 was recorded as a prepaid expense.

For financial statement purposes, the fair market value of each stock option granted under the agreement was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 6.12%, volatility of 432% and expected term of one year.

During April 2000, these options were exercised and the Company issued 400,000 common shares valued at $0.20 per share, the quoted trading price on the agreement date, which aggregated
$80,000. As of June 30, 2000 the entire amount has been recorded as a subscription receivable for the amount owed.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company has had continuing losses, and at June 30, 2000 had a working capital deficiency of $1,105,876 a stockholders' deficiency of $1,823,684, net loss from operations of $885,419 and cash used in operations of $391,500. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates an increase in revenues during 2001 and intends to continue raising additional capital during 2001. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 6    SUBSEQUENT EVENTS

     Subsequent to June 30, 2000, the Company entered into an agreement with Imaging Technologies
Corporation ("ITEC") whereby effective December 1,
2000, ITEC will assume the current liabilities of Quik Pix and the Company will issue 37,500,000 shares of restricted stock to ITEC. In addition, the convertible debenture holders of the Company will cancel such debentures and all related interest in exchange for an aggregate total of 500,000 shares of restricted common stock of ITEC.

     As of the date of issuance of these financial statements, the agreement has not received shareholder approval, and therefore a closing has not occurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to
provide an analysis of the Company's financial condition and should be read in conjunction with the Company's financial statements and the notes thereto.

     This report contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the growth of the Company, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

	As reflected in the Company's financial
statements, the Company has had continuing losses, and at June 30, 2000 had a working capital deficiency of $1,105,876 a stockholders' deficiency of $1,823,684, net loss from operations of $885,419 and cash used in operations of $391,500. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan

GENERAL

      Quik Pix, Inc, also doing business as QPI, is a publicly held company, located in Buena Park, California. The Company was incorporated on November 4, 1980 and was subsequently purchased by a group of investors in August of 1986.
In November, 1987,Quik Pix merged with
Redwood Financial, Inc., a publicly traded
Nevada corporation.

      The Company has specialized in the state of the art photography products, primarily for the advertising and industrial users of such products.
For the most part, these products are used in trade shows, industrial displays, fast food displays, and increasingly, in commercial advertising. The methodology used in producing products has evolved over time from standard film-oriented input to that of digital input. The
Company's products are high quality.

  	In August 1999, the Company received a
license from John Capezzuto to use his United
States patented Photomotion process. The
Photomotion process allows for up to five images to be combined on a single presentation transparency. The product has received generally favorable acceptance in its markets during the past two years. Sales growth, however, has been slower than originally expected, although sales have begun to increase over the past several months. Management is optimistic that the financial results for the next year will improve.

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

SUBSEQUENT EVENT

    On December 11, 2000, the Company entered into an agreement (the "Purchase Agreement") with Imaging Technologies Corporation, a Delaware corporation ("ITEC"), whereby ITEC will assume the liabilities of the Company as they were on December 1, 2000, which liabilities are estimated to be approximately $1,300,000 exclusive of certain outstanding convertible debentures. In the event that ITEC is unable to pay such liabilities, a creditor can still pursue remedies against the Company. Pursuant to the Purchase Agreement, the Company will issue 37,500,000 shares of its restricted common stock to ITEC. In addition, in a separate transaction, the convertible debenture holders of the Company have agreed, subject to approval of the Purchase Agreement, to cancel such debentures together with all related accrued interest in exchange for an aggregate total of 500,000 shares of restricted common stock of ITEC. The Purchase Agreement also requires that John Capezzuto assign to the Company his rights to United States patent no.
5,782,026. As of the date of this Report, the agreement with ITEC has not received approval from the shareholders of the Company, and therefore a closing has not occurred. The Company intends to hold a special shareholder's meeting to approve the terms of the Purchase Agreement. Brian Bonar, ITEC's Chief Executive Officer, and Christopher
McKee, ITEC's President and Chief Operating Officer, are both directors of the Company; however, the Company believes that the terms of the Purchase
Agreement were negotiated as an arm's length transaction.

RESULTS OF OPERATIONS

      Revenues for the three and nine months ended
June 20, 2000 were $265,921 and $755,830,
respectively, compared to $282,503 and $1,001,691 for the three and nine months ended June 30, 1999, a decrease of $16,582 (6%) and $245,861 (25%), respectively. The decreases were primarily attributable to continued competitive market pressures that have had a negative effect on the photographic industry as a whole and the Company in particular.

       Cost of sales was $185,883 (70% of sales) and $583,340 (77% of sales), for the three and nine months ended June 30, 2000, respectively, compared to $247,696 (88%) and $820,524 (82%), for the three and nine months ended
June 30, 1999, respectively. The increase in gross profit for the three months ended June 30, 2000 was due, primarily, to reductions in labor costs.
Selling, general and administrative expenses were $458,834 and $985,335, for the three and nine months ended June 30, 2000, respectively, an increase of 231% and 93% from $138,575 and $511,453, for the three and nine months ended June 30, 1999, respectively. The increase was primarily attributable to expenses associated with the Baroque acquisition. (See Note 4 to the
Consolidated Financial Statements.)

      Net losses for the three and nine months ended June 30, 2000 were $405,144 and $885,419, respectively, compared to net losses of $128,113 and $409,925, for the three and nine months ended
June 30, 1999, respectively. The primary reason for the increase in the current period loss was the expenses associated with equity transfer costs associated with the Baroque acquisition (see Note
4 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 2000 were $36,867 compared to $3,615 at September 30, 1999. This increase in cash was primarily attributable to the proceeds from a private placement of the Company's stock. (See Note 4 to the Consolidated Financial Statements.)

     Accounts receivable increased to $218,612 at June 30, 2000 from $208,040 at September 30, 1999 due, primarily, to an increase in sales during the period.

      Inventory was unchanged as of June 30, 1999.
The Company generally builds products to suit customer orders and generally does not build inventories.

     Total current assets increased to $487,146 at June 30, 2000 from $249,752 at September 30, 1999, due, primarily, to an increase in prepaid expenses.

     Other assets decreased to $218,840 at June
30, 2000 from $331,634 at September 30, 1999,
which is attributable to amortization of goodwill.

     The combination of accounts payable and
accrued expenses increased to $695,410 at June 30, 2000 from $635,090 at September 30, 1999. This increase was primarily attributable to a slowing of payments made by the Company due to cash flow concerns.

     The Company may seek to raise additional capital through the issuance of either public or private equity securities to finance anticipated future growth. While there can be no assurance that future financing will be available, or available on terms acceptable to the Company, the Company may seek to raise additional capital through the issuance of either public or private debt or equity securities to finance future acquisitions. Debt financing may require the Company to pledge assets as collateral. Equity financing may result in dilution to stockholders.
Failure to arrange additional financing could affect the Company's ability to continue to expand its operations.

     The Company has not paid dividends on its common stock, but has reinvested its earnings to support its working capital and expansion requirements. The Company intends to continue to utilize its earnings in the development and expansion of the business and does not expect to pay cash dividends in the foreseeable future.


PART 2  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	None

ITEM 2.  CHANGES IN SECURITIES

     During the three months ended June 30, 2000, the Company issued 400,000 shares of its common stock (in April 2000) upon the exercise by a consultant of an option to purchase 400,000 shares. Such options were exercised at $.20 per share for gross proceeds to the Company of $80,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

	(A) Exhibits

     2.1. Agreement and Plan of
Reorganization between Quik Pix, Inc.
and Baroque Corporation filed as an
exhibit to the Form 8-K filed March 22,
2000 (file no. 0-26407), and
incorporated herein by reference
thereto.

	(B) Reports on Form 8K

     None.

SIGNATURES

     Pursuant to the requirements of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIK PIX, INC.


By: 	/s/ John Capezzuto,
	President and Chief Executive Officer


By: 	/s/ Ed Youngman
	Chief Financial Officer


Dated: May 11, 2001