Form 10KSB
period 2000-09-30
QUIK PIX INC
filed 2001-05-11
CIK 806513

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                    REPORT ON FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2000

                        COMMISSION FILE NO. 0-26407

                          QUIK PIX, INC.
       (Exact Name of Registrant as Specified in its Charter)

NEVADA                                           33-0198595
(State of Incorporation or Organization)   (IRS Employer Identification No.)

          7050 Village Drive, Buena Park, California 90621
              (Address of Principal Executive Offices)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:    714/522-8255

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     COMMON STOCK, PAR VALUE $.001 PER SHARE
     (Title of Class)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.
Yes               No   X

Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   X


Issuer's revenues for its most recent fiscal year ended September 30, 2000:

$996,137.



The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as quoted by the National Quotation Bureau, Inc.
as of March 30, 2001 was $525,500.

The number of shares outstanding of the issuer's common stock, as of September 30, 2000 was 10,297,305.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one):  Yes  No X

PART I

Item 1.  Description of Business

FORWARD LOOKING STATEMENTS

     Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. Such potential risks and uncertainties include, but are not limited to, the risk factors contained in this Annual Report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

THE COMPANY'S ACQUISITION OF BAROQUE CORPORATION

     Pursuant to an agreement and plan of reorganization (the "Acquisition Agreement"), Quik Pix, Inc. ("Quik Pix" or the "Company") acquired all the outstanding shares of common stock of Baroque Corporation
("Baroque"), a Delaware corporation, from the shareholders thereof in an exchange for an aggregate of 410,510 shares of common stock of Quik
Pix (the "Acquisition"). As a result, Baroque became a wholly-owned subsidiary of the Company. The Acquisition was effective on March 22, 2000 and was intended to qualify as a reorganization within the meaning of Section 368(A)(1)(b) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition, pursuant to Rule
12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Quik Pix became the successor issuer to Baroque for reporting purposes under the Securities Exchange Act of 1934.

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

     The Company had 8,503,462 shares of common stock issued and outstanding prior to the Acquisition and 8,913,972 shares issued and outstanding following the Acquisition.

     The Company filed Current Reports on Form 8-K on March 22,
2000 and on July 6, 2000 reflecting the Acquisition. A copy of the Acquisition Agreement was filed as an exhibit to the Form 8-K.
The Company is a Nevada corporation with its executive offices located at 7050 Village Drive, Buena Park, California 90621. The Company's telephone number is 714/522-8255 and its facsimile number is 714/521-1745. The Company maintains an Internet Web site located at http://www.qpivisuals.com.

BUSINESS

     Quik Pix, Inc., doing business as Quality Photographic Imaging, is a publicly held company located in Buena Park, California. The Company was established in 1980 for the purpose of visual marketing.

     The Company offers a spectrum of services allowing a client to produce color visuals (digital and photographic) according to parameters as specified by a client. The process allows a combination of three or more images into a single color transparency that changes as a viewer moves past the image. The Company's services include a full range of Photomotion technology, related client support, technical and customer services.

     The Company currently operates at a loss. For the year ended
September 30, 2000 the Company had a net loss of $1,288,635 and owed approximately $330,000 in payroll taxes and $45,000 in corporate taxes for several prior fiscal year ends. The Company's management expects losses to continue for the foreseeable future. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that Quik Pix will have revenues in the future or that it will be able to secure other funding necessary for its future growth and expansion. There is also no assurance that Quik Pix's technology will perform as intended or that potential customers will show sufficient interest in the Company's product and related services. There is no assurance that Quik Pix will be successful in development or marketing of its product or in generating any meaningful revenues from operations.

PRODUCTS

     The Company's principal product is a patented technology for adding multiple images to backlit static displays that appear to change as the viewer passes by the image. The patented process is called
Photomotion, and uses existing original art to create an illusion of movement. This color medium uses existing originals and allows for three to five distinct images to be displayed within an existing light box. Images appear to change or "morph" as the viewer passes the display. The
Company's ability to put multiple images in a single space allows the user to create an active and entertaining display using existing originals and fixtures. The illusion is optical and requires no special equipment. This patented process of "pop and display" advertising is intended to capture the targeted audience for a longer period of time and to increase visual effectiveness. Several companies and service providers have selected PhotoMotion to be used in their marketing campaigns.

MARKETING

     The Company intends to employ a variety of marketing techniques to attract potential consumers for its products. In addition to trade shows, conferences and conventions, Quik Pix intends to implement a marketing campaign to target Fortune 1000 companies, distributors and other related channels for its products. In order to accomplish its objectives, the Company has employed a marketing consultant to help establish and expand the Company's presence into alternative markets. To date, the Company has not launched any such marketing efforts; however, as part of its promotional campaign, Quik Pix has begun to advertise via direct mail and has launched an Internet initiative in order to expand its customer base. Nevertheless, the Company can give no assurance that it will be able to successfully market and distribute its product to any of its intended customers.

PENDING PURCHASE AGREEMENT WITH IMAGING TECHNOLOGIES, INC.

     On December 11, 2000, the Company entered into an agreement (the "Purchase Agreement") with Imaging Technologies Corporation, a Delaware corporation ("ITEC"), whereby ITEC will assume the liabilities of the Company as they were on December 1, 2000, which liabilities are estimated to be approximately $1,300,000 exclusive of certain outstanding convertible debentures. In the event that ITEC is unable to pay such liabilities a creditor can still pursue remedies against the Company. Pursuant to the Purchase Agreement, the Company will issue 37,500,000 shares of its restricted common stock to ITEC. In addition, in a separate transaction, the convertible debenture holders of the Company have agreed, subject to approval of the Purchase Agreement, to cancel such debentures together with all related accrued interest in exchange for an aggregate total of 500,000 shares of restricted common stock of ITEC. The Purchase Agreement also requires that John Capezzuto assign to the Company his rights to United
States patent no. 5,782,026. As of the date of this Report, the agreement with ITEC has not received approval from the shareholders of the Company, and therefore a closing has not occurred. The Company intends to hold a special shareholder's meeting to approve the terms of the Purchase Agreement.
Brian Bonar, ITEC's Chief Executive Officer, and Christopher
McKee, ITEC's President and Chief Operating Officer, are both directors of the Company; however, the Company believes that the terms of the Purchase Agreement were negotiated as an arm's length transaction.

TRADEMARKS AND PATENTS

     In August 1999, John Capezzuto, the Company's President, was issued a patent by the United States Patent and Trademark
Office for his "Back Lit Multi Image Transparency" (Photomotion) technology. The United States patent number is 5,782,026.
Mr. Capezzuto, for a nominal fee, has granted the Company a license to use the patented technology until 2003. The Company has registered "Photomotion" as a trademark.

SUPPLIERS

     The Company uses a variety of vendors for its film and manufacturing processes. Presently, there are no contractual arrangements between the Company and its suppliers. Purchase orders are written to request parts on an "as required" basis. There is no assurance, however, that the Company will maintain a sufficient number of suppliers for film and manufacturing processes in the foreseeable future.

EMPLOYEES

     The Company currently has 20 full-time, and no part-time, employees. The Company has never experienced a work stoppage, and it believes that its employee relations are good. The Company's success depends, to a large extent, upon the continued services of its key technical employees and salesmen. The loss of such personnel could have a material adverse effect on the Company's business and its results of operations.

Item 2.  Description of Property

     The Company's main executive and administrative offices are located in the Village Business Park, in the City of Buena Park, California. There are two facilities. The first is a 8,600 square foot facility occupying 2 suites. This facility houses the primary color labs, the digital imaging equipment, and retouching and finishing operations. It also provides production capabilities for mounting, shipping and dispatching, as well as housing the administrative offices, customer service, and marketing. The Company leases this facility at a rate of $5,630 per month. The lease term is for three (3) years and expires in June 2003.

     The Company's second facility, a 1,750 square foot facility, is located less than one mile away from the main executive and administrative offices. This facility is dedicated to manufacturing support, particularly related to finished substrate mountings, custom displays, full-scale models, trade show support, and custom crate manufacturing from raw materials. The Company leases this space at a rate of $2,210 per month. The lease term is for three (3) years and expires in September
2002.

     The Company's mailing address is 7050 Village Drive, Suite F, Buena Park, California 90621. Its telephone number is 714/522-8255; and its facsimile number is 714/521-1745. The Company's e-mail address is qpimages@aol.com. The Internet Web site is http://www.qpivisuals.com.

Item 3.  Legal Proceedings

     There is no current outstanding litigation in which the Company is involved in other than routine litigation incidental to ongoing business.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The common stock of Quik Pix is quoted on the National
Quotation Bureau's "Pink Sheets" under the symbol "QPIX." The market for Pink Sheet securities is characterized frequently by low volume, if any, and broad price and volume volatility. The Company cannot give any assurance that a stable trading market will develop for its stock or that an active trading market will be sustained. Moreover, the trading price of the Company's common stock could be subject to wide fluctuations due to such factors as quarterly variations in operating results, competition, announcements of new products by the Company or its competitors, product enhancements by the Company or its competitors, regulatory changes, differences in actual results from those expected by investors and analysts, changes in financial estimates by securities analysts, and other events or factors.

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


     The following is the recent trading history for Quik Pix's common stock:

                                           High           Low
Year ended Sept 30, 1999
     First quarter                   $      0.10       $  0.02
     Second quarter                         0.22          0.02
     Third quarter                          0.75          0.02
     Fourth quarter                         0.07          0.07

Year ended Sept 30, 2000
     First quarter                   $      0.31       $  0.07
     Second quarter                         2.69          0.07
     Third quarter                          0.88          0.50
     Fourth quarter                         0.50          0.50

      On September 30, 2000, the closing price of the Company's common stock as quoted on the Pink Sheets was $0.10 per share.

HOLDERS

         As of September 30, 2000, Quik Pix had 10,297,305 shares of common stock outstanding held by 467 shareholders of record.

DIVIDEND POLICY

     The Company has not paid any dividends on its common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The Company's Board of Directors intends to follow a policy of using retained earnings, if any, to finance its growth. The declaration and payment of dividends in the future will be determined by the Company's
Board of Directors in light of conditions then existing, including the Company's earnings, if any, financial condition, capital requirements and other factors.

PART III

Item 6.    Management's Discussion and Analysis of Financial Condition
                And Results of Operations

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

General

     Quik Pix, Inc., doing business as Quality Photographic Imaging,
(NQB symbol: QPIX) is located in Buena Park, California. Quik Pix, Inc. was incorporated under the laws of the State of California on November
4, 1980. In October 1986, the original stockholders entered into a contract for the sale of the Company through a leverage buyout arrangement with another corporation, QPI Group, Inc., incorporated under the laws of the State of California on August 22, 1986. QPI, Group, Inc. was incorporated specifically for the purpose of acquiring the original Quik Pix, Inc. In November 1987 Quik Pix merged with
Redwood Financial, Inc., a publicly traded company. Subsequent to the merger the Company's name was changed to "Quik Pix, Inc."

     The Company is a custom color laboratory specializing in visual marketing through the production of single image and digital multi-image color photography. The Company offers a spectrum of services allowing a client to produce color visuals (digital and photographic) according to parameters as specified by a client. The process allows a combination of three or more images into a single color transparency that changes as a viewer moves past the image. The Company's services include a full range of Photomotion technology, related client support, technical and customer services.

          The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company will have revenues in the future, or that it will be able to secure other funding necessary for its future growth and expansion. There is also no assurance that the Company's technology will perform as intended or that potential customers will show sufficient interest in the Company's product and related services. There is no assurance that Quik Pix will be successful in development or marketing of its product or in generating any meaningful revenues from operations.

     As reflected in the Company's financial statements, the Company has had continuing losses, and at September 30, 2000, had a working capital deficiency of $1,545,464 and a stockholders' deficiency of $2,226,900. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

RESULTS OF OPERATIONS

     Revenues for the year ended September 30, 2000 were $996,137 compared to $1,216,449 for the year ended September 30, 1999, a decrease of $220,312. The decrease of $220,312 (18%) was primarily attributable to shortages of working capital, which reduced the Company's sales and marketing activities.

     Cost of sales was $747,051 or 75% of revenues, for the year ended September 30, 2000, compared to $961,944, or 79% of revenues for the year ended September 30, 1999. This decrease in cost of sales was primarily attributable to changes in prices of materials used to produce the Company's end products.

      Selling, general and administrative expenses were $639,255 for the year ended September 30, 2000 compared to $700,186 for the year ended September 30, 1999. This decrease of $60,931 (9%) was primarily attributable to management reducing operating costs in light of decreased revenues.

     The net loss for the year ended September 30, 2000 was $1,288,635 compared to a net loss of $582,188 for the year ended
September 30, 1999. The primary cause for the 121% increase in the fiscal year loss is related to increases in fees for professional services, particularly those related to the Baroque acquisition.

 LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 30, 2000 were zero compared to $3,615 at September 30,1999. The Company has experienced persistent cash shortages during the past two fiscal years.

      Accounts receivable, net of allowance for doubtful accounts, were $218,294 at September 30, 2000 and $208,040 at September
30, 1999, an increase of $10,254 (5%). The difference is not viewed by management as material.

     Inventory at September 30, 2000 remained the same as of September 30, 1999 at $30,000.

     Total current assets decreased less than 1% to $248,294 at September 30, 2000 from $249,752 at September 30, 1999.

     Other assets decreased 44% to $184,271 at September 30, 2000 from $331,634 at September 30, 1999. The decrease is primarily attributable to the costs associated with amortization of goodwill.

     There was an increase in net shareholders deficit of $329,635
(17%) for the fiscal year ended September 30, 2000 from the previous year. This is primarily attributable to increases in accrued interest and professional fees.

     The Company needs additional capital to finance anticipated future growth, which it hopes to raise through the issuance of either public or private equity securities. While there can be no assurance that future financing will be available to the Company or on terms acceptable to the Company. The Company may seek to raise additional capital through the issuance of either public or private debt or equity securities. Debt financing may require the Company to pledge assets as collateral. Equity financing may result in dilution to stockholders. Failure to arrange additional financing could affect the Company's ability to continue or to expand its operations.

         The Company has not paid dividends on its common stock, but has reinvested its earnings to support its working capital and expansion requirements. The Company intends to continue to utilize its earnings in the development and expansion of the business and does not expect to pay cash dividends in the foreseeable future.

Item 7.  Financial Statements.

Index to Consolidated Financial Statements

    Independent Auditors Report

    Consolidated balance sheets as of September 30, 2000 and 1999

    Consolidated statements of operations for the years ended
       September 30, 2000 and 1999

    Consolidated statements of Changes in Stockholders' Deficiency for the years ended September 30, 2000 and 1999

    Consolidated statements of cash flows for the years ended
       September 30, 2000 and 1999

    Notes to consolidated financial statements





Independent Auditors' Report

To the Board of Directors of
Quik Pix, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Quik Pix, Inc. and Subsidiary as of September 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Quik Pix, Inc. and Subsidiary as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficiency, and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.
Boca Raton, Florida
December 20, 2000

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999

                                               ASSETS

                                           2000            1999
Current assets
     Cash                            $      -        $    3,615

     Trade accounts receivable
       (net of allowance
       for doubtful accounts of
       $135,068 and $72,000,
       respectively                      218,294        208,040
     Inventories                          30,000         30,000
     Prepaid expenses and other assets        -           8,097
                                      ----------       ---------
          Total current assets           248,294        249,752
                                      ----------       ----------

 Property and Equipment, net
     Digital equipment                   486,262        486,262
     Machinery equipment                 489,952        489,952
     Furniture and fixtures               98,800         98,800
     Leasehold improvements               70,839         70,839
     Transportation equipment             42,282         42,282
                                       ---------      ---------
                                       1,188,135      1,188,135
     Accumulated depreciation         (1,188,135)    (1,188,135)
                                       ---------      ---------
       Net property and equipment             -           -
                                       =========      =========
Other assets
     Goodwill, net of amortization       158,835        305,499
     Multi-image technology, net of
     accumulated amortization of
     $10,080 and $8,400, respectively     15,120         16,800
   Other receivables                         -            4,000
   Deposits                               10,316          5,335
                                        ---------       --------
          Total other assets             184,271        331,634
                                        ---------       --------
Total assets                           $ 432,565      $ 581,386
                                        =========      =========

     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities


     Cash overdraft                     $  5,825       $     -
     Accounts payable                    202,890        348,740
     Accrued interest                    533,257        453,940
     Payroll, taxes, and benefits
         payable                         533,315        332,599
     Sales tax payable                    11,045          3,305
     Income taxes payable                 44,625          1,600
     Current portion of long-term debt   462,801         74,000
                                        --------      ---------
          Total current liabilities    1,793,758      1,213,914

Long-term debt                           865,707      1,264,737
                                        --------      ---------

          Total Liabilities            2,659,465      2,478,651
                                       ---------      ---------
Commitments                                  -              -

Stockholders' Deficiency

      Common stock, $0.001 par value,
     50,000,000 shares authorized;
     10,297,305 and 6,003,462 shares
     issued and outstanding               10,297           6,003
     Additional paid-in capital        1,260,309         225,603
     Accumulated deficit              (3,417,506)     (2,128,871)
     Subscription receivable             (80,000)           -
                                       ----------      -----------
          Total stockholders'
             deficiency               (2,226,900)     (1,897,265)
                                      -----------      -----------

 Total liabilities and
   stockholders' deficiency           $  432,565      $  581,386
                                      ==========      ==========

 See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                            2000                  1999

Sales - net                 $      996,137     $   1,216,449
Cost of sales                      747,051           961,944
                                 ---------         ---------
Gross profit                       249,086           254,505
                                 ---------         ---------

Operating expenses
  Professional fees                724,780            30,732
  Other selling, general,and
   administrative expenses         639,255           700,186
                                 ---------         ---------
   Total operating expenses      1,364,035           730,918
                                 ---------         ---------

Loss from operations            (1,114,949)         (476,413)
                                 ----------        ----------
Other income (expense)
     Miscellaneous income               37             2,144
     Interest and other expense   (172,923)         (107,119)
                                 ----------        ----------

Net Other Expenses                (172,886)         (104,975)
                                 ----------        ----------
Loss before provision
     for income taxes           (1,287,835)         (581,388)

Provision for income taxes             800               800
                                ----------         ---------

Net loss                      $ (1,288,635)      $  (582,188)
                               =============     ============
Net loss per share - basic     $     (0.14)      $    (0.10)
                               =============     ============
Weighted average number of
     shares outstanding during
     the year - basic            8,928,957         6,003,462
                               ============        ==========

See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                  Subscrip-
                           Common       Additional   Retained     tion on
                           Stock        Paid-In      Earnings     Receiv-
                     Shares     Amount  Capital      (Deficit)    able        Total
Balance, September
     30, 1998       6,003,462   $6,003  $225,603     $(1,546,683)  $   -     $(1,315,077)

Net loss for the
   year ended
   September 30,
   1999                -            -         -         (582,188)       -       (582,188)
                     --------   ------   --------    ------------   -------   -----------

Balance, September
     30, 1999       6,003,462    6,003   225,603      (2,128,871)       -     (1,897,265)

Stock issued for
     cash           3,883,333    3,883   551,117            -      (80,000)      475,000

Recapitalization:
   Reclassification
     of equity        410,510      411      (411)           -           -            -

Issuance of options
     for services         -         -     484,000           -           -        484,000

Net loss for the
   year ended
   September 30,
   2000                   -         -       -          (1,288,635)       -    (1,288,635)
                    --------     ------  ---------    -----------    -------  -----------

Balance, September
     30, 2000    $10,297,305    $10,297  $1,260,309   $(3,417,506) $(80,000) $(2,226,900)
                 ===========    =======  ==========   ============ ========  ===========

See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                            2000            1999
Cash flows from operating activities:
   Net loss                              $ (1,288,635) $(582,188)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization              148,344    264,907
   Provision for doubtful accounts             63,068     30,000
   Warrants issued for services               484,000        -

   Changes in operating assets and liabilities:
      Trade accounts receivable               (73,322)    (9,064)
      Deposits                                 (4,981)       -
      Prepaid expenses                          8,097        849
      Cash overdraft                            5,825        -
      Accounts payable                       (145,850)    92,153
      Payroll, taxes and benefits payable     200,716    136,931
      Accrued interest                         79,317     49,560
      Income taxes payable                     43,025         -
      Sales tax payable                         8,010     (1,798)
                                              -------     -------
Net cash used in operating activities        (472,386)   (18,650)
                                             --------     -------
Cash flows from investing activities:
   Deposit                                       -        (1,555)
                                             --------     -------
Net cash used in investing activities            -        (1,555)
                                             --------     -------
Cash flows from financing activities:
   Proceeds from issuance of common stock     475,000        -
   Due from officer and employees               4,000     (4,000)
   Payments on long-term debt                (100,871)   (90,000)
   Borrowings on long-term debt                90,642    113,855
                                              --------   --------

Net cash provided by financing activities     468,771     19,855
                                              -------     ------

Net (decrease) in cash                         (3,615)      (350)
                                               -------     ------
Cash and cash equivalents at
      beginning of year                         3,615      3,965
                                               -------     -----
Cash and cash equivalents at end of year      $  -        $3,615
                                              ========    ======
See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Cash paid during the year ended September 30:

                                     2000              1999
                                   --------            --------
     Interest                      $ 40,842            $ 57,560
                                   ========            ========
     Taxes                         $    800            $  1,600
                                   ========            ========

See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2000 AND 1999

Note 1.   Summary of Significant Accounting Policies and Organization

     (A) Organization

     Quik Pix, Inc. and Subsidiary was incorporated under the laws of the State of California on November 4, 1980. The Company is a custom color laboratory specializing in visual marketing through the production of single image and digital multi-image color photography.

     In October 1986, the original stockholders entered into a contract for the sale of the Company through a leverage buyout arrangement with another corporation, QPI Group, Inc., incorporated under the laws of the State of California on August 22, 1986. (See Note 3.) QPI Group, Inc. was incorporated specifically for the purpose of acquiring the original Quik Pix, Inc. Subsequent to the acquisition, QPI Group, Inc. changed its name to Quik Pix, Inc.

     On March 21, 2000, the Company acquired all the outstanding shares of common stock of Baroque Corporation (See Note 8(A) for further discussion on this acquisition.)

     (B) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, all significant inter-company balances and transactions have been eliminated in consolidation.

     (C) Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions hat affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

     (D) Financial Statement Presentation

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

     (E) Cash and Cash Equivalents

     For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

     (F) Property and Equipment

     Property and equipment are stated at cost. When retired or otherwise disposed of, the related cost and accumulated depreciation is eliminated from the respective accounts and the net difference, less any amount realized from the disposition, is reflected in earnings.

     (G) Capital Leases

     Capital leases, which transferred to the Company substantially all of the benefits and risks incidental to ownership of the property are capitalized at the fair market value of the property at the inception of the lease. Under this method of accounting for leases, the asset is depreciated over its estimated useful life using an accelerated method and the obligation, including interest, is amortized over the life of the lease.

     Payments on all non-capital leases are expensed as incurred.

      (H) Amortization

     In 1986, goodwill was recorded as a result of the leveraged buyout
(See Note 1(A)), and was being amortized using the straight-line method over a period of 40 years. In 1998, the estimated economic life was changed to 15 years. Multi-image technology acquired in 1994 is amortized using the straight-line method over a period of 15 years. When an intangible asset exceeds associated expected operating flows, it is considered impaired and is written down to net fair market value.

     (I) Depreciation

     Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Machinery and equipment                5 years
Furniture and fixtures               3-5 years
Leasehold improvements                 5 years
Transportation equipment             3-5 years

     All fixed assets are fully depreciated.

     (J) Income Taxes

     The Company accounts for income taxes under the Financial
Accounting Standards Board Statement of Financial Accounting Standards
No. 109 "Accounting for Income Taxes  ("Statement 109"). Under Statement
109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (K) Stock Options and Warrants

     In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company has elected to account for Stock Options and Warrants issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25) and related interpretations. The Company accounts for stock options and warrants issued to non-employees for services under the fair value method of SFAS 123.

     (L) Loss Per Share

     Basic net loss per common share is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Diluted net loss per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year as defined by SFAS 128.

     For 2000 and 1999, the effect of the assumed exercise of common stock equivalents was not utilized in the computation of diluted earnings per share since the effect was anti-dilutive.

Note 2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of raw film and other photo processing stock.

Note 3.   Goodwill

     In October 1986, a leveraged buyout of the Company's original stockholders was completed. The leveraged buyout agreement called for a purchase price of $2,625,000, which was in excess of the book value (which approximated fair value) of the Company. As a result, goodwill was established. The economic life was changed in 1998 (See Note 1(H)). This change in the estimated life of the goodwill has the effect of decreasing net income for 1998 by $1,000,707
($0.17 per share). The following is a summary of the determination of goodwill and resulting balance as of September 30, 2000 and 1999.

                                            2000           1999
                                   ---------------      -----------
Purchase price                     $     2,625,000      $ 2,625,000
Less net book value at the
date of acquisition                        425,091          425,091
                                       -----------      -----------
Goodwill                                 2,199,909        2,199,909

Accumulated amortization
through September 30                    (2,041,074)      (1,894,410)
                                       ------------      -----------
                                    $      158,835     $    305,499
                                    ==============     =============

     Amortization expense for the fiscal years ended September 30, 2000 and 1999 was $146,664.

Note 4.   Multi-Image Technology

     During 1994, the Company purchased the rights to a photo process called "multi-image." This process permits up to five images to be displayed in sequence. The original cost of purchasing this technology was capitalized and is being amortized. (See Note 1(H)) Consulting fees and other costs relating to the implementation of this technology are expensed as incurred.

     Amortization expense for the fiscal years ended September 30, 2000 and 1999 was $1,680.

Note 5.   Payroll and Income Taxes Payable

     At September 30, 2000 the Company owed approximately $330,000 in payroll taxes and $45,000 in corporate taxes for several prior fiscal year-ends. Such amounts include interest and penalties as of the date of issuance of these financial statements.

Note 6.   Notes Payable and Capitalized Lease Obligations

     Long-term notes payable and capitalized lease obligations consist of the following:



                                                           2000      1999
                                                       --------  ---------
Bank line, due May 2000, interest at prime
plus 2.25%, guaranteed by an officer of the
Company. This line of credit was converted
to a term loan on July 25, 2000, maturing on
July 31, 2004.                                     $  39,438      $ 45,411

Convertible subordinated debentures, secured
by certain of the issued and outstanding
stock of the Company, interest payable monthly
at 6.47% per annum, maturing September 2005.         815,076       813,597

Convertible subordinated debentures, secured
by certain of the issued and outstanding stock
of the Company, with no stated interest rate,
maturing September 2005. (See below.)                  7,918         7,918

Note payable to stockholder, unsecured, interest
at 10% per annum, principal due on demand. This
note was converted to a non-interest
bearing loan during fiscal year 2000.                112,029         80,529

Note payable, unsecured, interest payable at
10% per annum, maturing September 1995.
(As of the date of issuance of these financial
statements, the principal balance was unpaid.)        37,500         37,500

Note payable to stockholder, unsecured, interest
payable at 10% per annum, maturing September 1995.
(As of the date of issuance of tehse financial
statements the principal balance was unpaid.)         14,209         14,209

Note payable, unsecured, interest payable at 10%
per annum, maturing November 2000. (As of the date
of issuance of these financial statements,
the principal balance was unpaid.)                    24,000          -

Note payable to stockholder, unsecured, interest
at 12% per annum, maturing December 2000.
(As of  the date of issuance of these financial
statements, the principal balance was unpaid.)       145,000        145,000

Capitalized lease obligation, finance company,
secured by digital equipment, payable in monthly
installments of $831 including interest at 18.8%
per annum, maturing July 2002. At September 30, 2000,
the leased equipment was fully depreciated. This
lease has been subsequently amended with  monthly
installments of $1,200 including interest at 10%
per annum, maturing August 2002.                      22,735         23,350

Capitalized lease obligation, finance company,
secured by digital equipment, payable in monthly
installments of $856 including interest at 21.3%
per annum, maturing February 2000. At September
30, 2000, the original cost of the leased equipment
of $32,540 was fully depreciated.                        -            3,113

Capitalized lease obligation, finance company,
secured by machinery and equipment, payable in
monthly installments of $486 including interest at
16.25% per annum, maturing July 2000. At
September 30, 2000, the leased equipment
was fully depreciated.                                    -           4,516

Capitalized lease obligation, finance company,
secured by digital equipment, payable in monthly
installments of $2,016 including interest at
16.3% per annum, maturing August 2001. At
September 30, 2000, the leased equipment was
fully depreciated.                                      16,970        35,903

Capitalized lease obligation, finance company,
secured by digital equipment, payable in monthly
installments of $2,050 including interest at
20.1% per annum, maturing August 2001. At September
30, 2000, the leased equipment was fully depreciated.   18,730        34,827

Capitalized lease obligation, finance company,
secured by digital equipment, payable in monthly
installments of $959 including interest at
15.7% per annum maturing July 2001. At September 30,
2000, the leased equipment was fully depreciated.        8,935        20,693

Capitalized lease obligation, finance company,
secured by telephone equipment, payable in monthly
installments of $202 including interest.                   -             481

Notes payable, finance company (comprised of 3
identical notes), secured by transportation
equipment, payable in cumulative monthly
installments of $1,092 including interest
at 10.25% per annum, maturing August 1999.                 -           2,155

Notes payable to stockholders, unsecured,
interest payable at 12% per annum, principal
due on demand. This note was converted to
a non-interest bearing loan during fiscal year 2000.    65,968        69,535
                                                     ---------     ---------

                                                     1,328,508     1,338,737
Less current portion                                  (462,801)      (74,000)
                                                     ----------    ----------

                                                     $ 865,707     $1,264,737
                                                     =========     ==========

   Notes and capitalized leases mature as follows:
2001                $       462,801
2002                         20,360
2003                         11,282
2004                         11,071
2005 and thereafter         822,994
                         ----------
                     $    1,328,508
                     ==============

     The convertible subordinated debentures were issued in connection
with the leveraged   buyout of the Company in October 1986 (See Note 3).
The debentures were scheduled to mature in 1991. However, the Company, in accordance with the terms of the debentures, extended the maturity of the debentures to September 2005. At any time prior to the maturity of the debentures, they may be converted at 50% of the face value of the debentures into shares of the Company's common stock. At no time can the conversion exceed 3% of the outstanding shares of the Company. The conversion price is specified in the terms of the debentures. As of the date of the auditors' report, these debentures were unpaid and none have been converted to common stock (See Note 12).

Note 7.   Income Taxes

     Income tax expense (benefit) for the years ended September 30, 2000 and 1999 are summarized below:

                                        2000           1999
                                   ----------       --------
Current:
   Federal                         $    -           $    -
   State                              800              800
   Deferred - Federal and State         -                -
   Change in valuation allowance        -                -
                                  ----------        ---------

                                  $   800            $  800
                                  ==========         ========

     The Company's tax expense differed from the "expected" tax expense for the years ended September 30, 2000 and 1999 as follows:

                                     2000                1999
                                    -------           --------
U.S. Federal income tax
   provision (benefit)          $ (396,000)        $ (198,000)
Effect of net operating loss
   carryforward                    396,000            198,000
                                 ---------         ----------
                                 $    -            $     -
                                 =========         ==========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30 are as follows:

                                          2000           1999
                                        ------------   ----------
Deferred tax assets:
Net operating loss carryforward         $  1,136,000   $  720,000
                                        ------------   ----------
   Total gross deferred tax assets         1,136,000      720,000
Less valuation allowance                  (1,136,000)    (720,000)
                                        ------------   ----------
Net deferred tax assets                  $     -         $    -
                                        ============    ==========

     At September 30, 2000, the Company had net operating loss carryforwards, of approximately $3,341,000, for U.S. Federal income tax purposes available to offset future taxable income, expiring in the year 2019.

     The valuation allowance at October 1, 1999 was approximately
$720,000. The net change in the valuation allowance during the year ended September 30, 2000 was an increase of approximately $416,000.

Note 8.   Stockholders' Deficiency

     (A) recapitalization

     On March 21, 2000, pursuant to an agreement and plan of reorganization (the "Acquisition"), the Company acquired all the outstanding shares of common stock of Baroque Corporation, a Delaware corporation, from the shareholder thereof in exchange for a aggregate of 410,510 shares of common stock of the Company. As a result, Baroque became a wholly-owned subsidiary of the Company. The Acquisition was effective on March 22, 2000 and was intended to qualify as a reorganization within the meaning of Section 368( A)(1)(b) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition, pursuant to 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company became the successor issuer to Baroque for reporting purposes under the Securities and Exchange Act of 1934. The reorganization was treated as a recapitalization of the Company and the $411 par value of the common stock issued was charged to additional paid-in capital.

     (B) Common Stock Options Granted to Consultants

     For options issued to consultants, the Company applies SFAS 123.
The Company issued 400,000 options during 2000 at an exercise price of $0.20 per share to a consultant for services performed in 2000.
The fair market value of the options, aggregating $484,000, was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions:
expected dividend yield 0%, volatility 432%, risk-free interest rate of 6.12%, expected options life 6 months. The $484,000 was charged to consulting expense during fiscal year 2000.

Note 9.   Commitments and Contingencies

     (A)  Operating Leases

     The Company conducts its operations from facilities that are leased under an operating lease, which expires June 2003. The base rent is currently $5,630 per month, adjustable by the increase in the consumer price index, not to exceed 6% per annum. Under the terms of the lease, the Company is obligated for its allocated share of operating costs as defined in the lease agreement. Total payments made under this lease for the years ended September 30, 2000 and 1999 were $65,670 and $65,289, respectively.

     The Company also conducts operations from facilities leased under an
operating lease   expiring September 2002. At September 30, 2000, the base
rent is $2,210. Under the terms of the lease, the Company is obligated for repairs and maintenance. Total payments made under this lease for the years ended September 30, 2000 and 1999 was $24,420.

     The following is a schedule, by year, of future minimum lease payments for all non-cancelable operating leases:

Year ending September 30,

     2001           $  94,080
     2002              94,860
     2003              33,780
                     --------
                    $ 222,720
                    =========

(B)  Consulting Agreement

    On March 15, 2000, the Company entered into a consulting agreement with the former stockholder of the acquired inactive reporting company. (See Note 8(A)). The consulting agreement states that one year after the execution of the agreement ("reset date"), the Company will purchase the 410,510 common shares issued by the Company to the former stockholder for $500,000, payable in lump sum on the reset date. However, if the Company does not complete the purchase of these shares within ten (10) days following the reset date, the former stockholder may either enforce the purchase provision of this agreement or retain title to the shares free of any right of purchase by the Company.

If the former shareholder elects to retain title to the shares, the consulting agreement states that one year after the execution of the agreement ("reset date"), the 410,510 common shares issued by the Company to the former stockholder shall be increased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 410,510 shares will equal $500,000.
On the reset date, the average closing price of the stock was .1238 cents per share. Therefore, if the former shareholder elects to retain title to the shares, the Company will be required to issue an additional 3,628,262 common shares to the former shareholder.

As of the date of this report, the former shareholder has not elected whether to demand payment or to retain title to the shares.

Note 10.  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade accounts receivable. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk is limited.

Note 11.  Going Concern

     As reflected in the accompanying financial statements, the Company has had continuing losses, and at September 30, 2000, has a working capital deficiency of $1,545,464 and a stockholders' deficiency of $2,226,900.
The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company anticipates an increase in revenues during 2001, and intends to continue raising additional capital during 2001. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern. (See Note 12).

Note 12.  Subsequent Events

      Subsequent to September 30, 2000, the Company entered into an agreement with Imaging Technologies Corporation ("ITEC") whereby effective December 1, 2000, ITEC will assume the current liabilities of Quik Pix and the Company will issue 37,500,000 shares of restricted stock to ITEC. In addition, the convertible debenture holders of the Company will cancel such debentures and all related interest in exchange for an aggregate total of 500,000 shares of restricted common stock of ITEC.

       As of the date of issuance of these financial statements, the agreement has not received shareholder approval, and therefore a closing has not occurred.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9. Directors, Executive Officers, Promoters and Corporate Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth certain information regarding the members of the Company's board of directors and its executive officers:

     Name               Age          Position
John Capezzuto           53     President, Chief Executive Officer, Chairman
Ed Youngman              68     Secretary, Treasurer, Director
Lee Finger               57     Director
Brian Bonar              52     Director
Christopher McKee        51     Director

      All directors hold office until the next annual meeting of shareholders, or until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the business experience of each director and officer of Quik Pix.

     JOHN CAPEZZUTO has served as the President of Quik Pix since its inception. Mr. Capezzuto's employment history includes various managerial positions in New York-based photographic labs. He has also had extensive experience in point-of-purchase displays and trade show exhibit building. Over the last twelve years, he has been on the board of directors for the following private corporations: Exhibitronix Inc., Modular Display Systems, Inc., Tabery Corporation, Delta Transport, and American Distributing Company.

     ED YOUNGMAN has served as Controller and Secretary/Treasurer of Quik Pix since 1987. Mr. Youngman has held numerous senior executive roles at Litton, Sargent Industries and HN Bailey Associates.

     LEE FINGER has been a Director of Quik Pix since 1982. Mr.
Finger was vice president of sales for QPI for ten years. He is currently retired.

     BRIAN BONAR has been a Director of Quik Pix since February
2000. Mr. Bonar has served since April 1998 as CEO of Imaging Technologies Corporation, a color management software and imaging company. From 1991 to 1992, Mr. Bonar was vice president of worldwide sales and marketing for Bezier Systems, Inc., a San Jose, California-based manufacturer and marketer of laser printers. From 1990 to 1991, he was a worldwide sales manager for Adaptec, Inc., a San Jose-based laser printer controller developer. From 1988 to 1990, Mr. Bonar was vice president of sales and marketing for Rastek Corporation, a laser printer controller developer located in Huntsville, Alabama. From 1984 to 1988, Mr. Bonar was employed as executive director of engineering at QMS, Inc., an Alabama-based developer and manufacturer of high-performance color and monochrome printing solutions. Prior to these positions, Mr. Bonar was employed by IBM U.K. Ltd. for approximately 17 years.

     CHRISTOPHER MCKEE has been a Director of Quik Pix since
February 2000. Mr. McKee is currently president and chief operating officer of Imaging Technologies, a color management software and imaging company. Prior to joining Imaging Technologies, Mr. McKee spent 23 years with Flowserve Corporation and its predecessor companies, BW/IP & Borg Warner in various financial management positions. Previously, Mr. McKee was a financial analyst for Ford Motor Company. He holds an MBA from Pepperdine University.

Item 10.  Executive Compensation

     The following table sets forth information concerning the total compensation that the Company has paid or accrued on behalf of its chief executive officer during the fiscal periods ending September 30, 1998, 1999 and 2000. None of the Company's officers received a salary and cash bonus in excess of $100,000 for services rendered during such fiscal years.

     The Company does not currently have any long-term compensation plans or stock option plans, has no audit, compensation or executive committees, and has no key-man life insurance on any director or officer.

Director Compensation

     The Company's current directors do not receive any additional compensation for their services as directors.

Employment Agreements

     The Company does not have any written employment agreements with its employees.

Item 11.  Security Ownership of Certain Beneficial Owners and
               Management

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of Common Stock as of September 30, 2000, by (i) all persons who are beneficial owners of five percent (5%) or more of the Common Stock, (ii) each director and nominee for director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation and Other
Information section of this Proxy Statement and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                           Shares of Common    Percentage
                           Stock Beneficially  Of Shares Beneficially
                           Owned (1)           Owned (2)

John Capezzuto                  3,521,121           34.1%

Software Technology, Inc.(3)    2,500,000           24.2%

Ed Youngman                        17,778             *

Lee Finger                         54,445             *

Brian Bonar                            -              *

Christopher McKee                      -              *

All current directors and
executive officers as a
group (5 persons)               6,093,344           59.1%

  * Represents less than 1% of the outstanding shares of common stock of the Company.

(1) Includes options and warrants, which are exercisable within 60 days of the date of this Report.

(2) Based upon 10,297,305 shares of the Company's common stock outstanding as of September 30, 2000.

(3) Mr. Woo Young Kim, of Seoul, Korea, is president and controlling shareholder of Software Technology, Inc., and may be deemed a beneficial owner of these securities.

Item 12.  Certain Relationships and Related Transactions

          On December 11, 2000, the Company entered into a Purchase Agreement wiht ITEC. Brian Bonar, ITEC's Chief Executive OFficer, and Christopher McKee, ITEC's President and Chief Operating Officer, are both directors of the Company; however, the Company believes that the terms of the Purchase Agreement were negotiated as an arm's length transaction.

           The Company has debentures outstanding to its officers, John Capezzuto, Ed Youngman and Lee Finger, valued at an aggregate of $458,317. Such debentures, upon shareholder approval of the ITEC Purchase Agreement, will be converted into an aggregate of 275,000 shares of the common stock of ITEC.

           As of September 30, 2000, the Company has unsecured notes payable to John Capezzuto, its president, in the aggregate amount of $177,997. Such notes were converted into non-interest bearing loans during the fiscal year 2000. As of the date of this Report, the notes have matured and have not yet been paid.

           As of September 30, 2000, the Company has unsecured notes payable to Ed Youngman, its secretary and treasurer, in the aggregate amount of $159,209. As of the date of this Report, the notes have matured and have not yet been paid.

Item 13. Exhibits and Reports on Form 8-k.

 (a)      Documents filed as part of this Form 10-KSB:

     (1) FINANCIAL STATEMENTS

     The financial statements of the Company are included herein as required under Item 7 of this Annual Report on Form 10-KSB. See Index to Financial Statements on page 8.

     (2) FINANCIAL STATEMENT SCHEDULES:

     Financial Statement Schedules have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K.

     On July 6, 2000 the Company filed a Form 8K 12G3/A with the
Securities and Exchange  Commission.

(c)  Exhibits.
     The following exhibits are filed as part of, or incorporated by reference into, this Form 10-KSB.

3.1  Articles of Incorporation of the Company, as amended, and currently in effect.

3.2  By-Laws of the Company, as amended, and currently in effect

3.3 Agreement and Plan of Reorganization between Quik Pix, Inc. and Baroque Corporation filed as an exhibit to the Form 8-K filed March 22, 2000 (file no. 0-26407) and incorporated by reference thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    QUIK PIX, INC.

                    By:  /s/ John Capezzuto,
                            President and Chief Executive Officer


                    By:  /s/ Ed Youngman
                            Chief Financial Officer


Dated: May _____, 2001


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name                 Title                       	Date

/s/ John Capezzuto  Chairman, President, and Chief
                    Executive Officer                   ____________ 2001

/s/ Ed Youngman     Director and Chief Financial
                    Officer                             ____________ 2001

/s/Brian Bonar         Director                         ____________ 2001

/s/ Christopher McKee  Director                         _____________ 2001

  Exhibits - Page

EXHIBIT 3.1


ARTICLES OF INCORPORATION
         OF
REDWOOD FINANCIAL, INC.

ARTICLE ONE

     The name of the corporation is REDWOOD FINANCIAL, INC.

ARTICLE TWO

     Its principal office in the State of Nevada is located at 115 Taurus Circle, Reno, Nevada 89511. The address of its resident agent, Marilyn K. Radloff, is 115 Taurus Circle, Reno, Nevada 89511.

ARTICLE THREE

     The purpose or purposes for which this corporation is organized are:

     To engage, without qualification, in any lawful act or activity for which corporations may be organized under the laws of the State of Nevada.

ARTICLE FOUR

     The amount of the total authorized capital stock the corporation shall have the authority to issue is Fifty Million (50,000,000) shares of Common Stock, each having a par value of $0.OO1.

     Each share of Common Stock issued and outstanding, shall be entitled to one vote on all matters. Dividends shall be declared and paid only out of funds legally available therefor. Shares of such stock may be issued for such consideration and for such corporate purposes as the Board of Directors may from time to time determine. Fully paid stock of this corporation shall not be liable to any further call or assessment.

ARTICLE FIVE

     The governing board of this corporation shall be known as directors, and the number of directors may from time to time be increased or decreased in such manner as shall be provided by the bylaws of this corporation, provided that the number of directors shall not be reduced to less than (3), except that in cases where all the shares of the corporation are owned beneficially and of record by either one or two stockholders, the number of directors may be less than three (3) but not less than the number of stockholders.

     The names and post office addresses of the first board of directors, which shall be three (3) in number are as follows:

NAME                ADDRESS

1. Jay Geier
    14 Redwood Tree Lane
    Irvine, CA 92715

2. Don Hunter, M.D.
   20 Redwood Tree Lane
   Irvine, CA 92715

3. Richard Iehle
   1662 Kimberwicke Dr.
   Santa Ana, CA 92705

       The Board of Directors shall be limited in number to no less than three (3) nor more than nine (9).

Directors of the corporation need not be residents of the State of Nevada and need not own shares of the corporations stock.

ARTICLE SIX

     The capital stock of the corporation, after the amount of the subscription price has been paid in money, property, or services, as the directors shall determine, shall not be subject to assessment to pay the debts of the corporation, nor for any other purpose, and no stock issued as fully paid up shall ever be assessable or assessed, and the Articles of Incorporation shall not be amended in this particular.

ARTICLE SEVEN

     The name and post office address of each of the incorporators signing the Articles of Incorporation are as follows:

NAME                  ADDRESS
1.   Jay Geir      14 Redwood Tree Lane
                   Irvine, CA 92715
2.   Don Hunter, M.D.
                   20 Redwood Tree Lane
                   Irvine, CA 92715
3.   Richard Iehle
                   1662 Kimberwicke Dr.
                   Santa Ana, CA 92705

ARTICLE EIGHT

     The corporation is to have perpetual existence.

ARTICLE NINE

     In furtherance and not in limitation of the powers conferred by statute, the board of directors is expressly authorized:

     Subject to the bylaws, if any, adopted by the stockholders, to make, alter or amend the bylaws of the corporation.

     To fix the amount to be reserved as working capital over and above its capital stock paid in, to authorize and to cause to be executed mortgages and liens upon the real and personal property of this corporation.

     By resolution passed by a majority of the whole board, to designate one or more committees, each committee to consist of one or more of the directors of the corporation, which, to the extent provided in the resolution or in the bylaws of the corporation, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be stated in the bylaws of the corporation or as may be determined from time to time by resolution adopted by the board of directors.

     When and as authorized by the affirmative vote of stockholders holding stock entitling them to exercise at least a majority of the voting power given at a stockholders meeting called for that purpose, or when authorized by the written consent of the holders of at least a majority of the voting stock issued and outstanding, the board of directors shall have power and authority at any meeting to sell, lease or exchange all of the property and assets of the corporation, including its good will and its corporate franchises, upon such terms and conditions as its board of directors deem expedient and for the best interests of the corporation.

ARTICLE TEN

     Meetings of the stockholders may be held at such place within or without the State of Nevada, if the bylaws so provide. The books of the corporation may be kept (subject to any provision contained in the statutes) outside the State of Nevada at such place or places as may be designated from time to time by the board of directors or in the bylaws of the corporation.

ARTICLE ELEVEN

     This corporation reserves the right to amend, alter, change or repeal any provision contained in the Articles of Incorporation, in the manner now or hereafter prescribed by\ statute, or by the Articles of Incorporation, and all rights conferred upon stockholders herein are granted subject to this reservation.

ARTICLE TWELVE

     No shareholder shall be entitled as a matter of right to subscribe for or receive additional shares of any class of stock of the corporation, whether now or hereafter authorized, or any bonds, debentures or other securities convertible into stock, but such additional shares of stock or other securities convertible into stock may be issued or disposed of by the board of directors to such persons and on such terms as in its discretion it shall deem advisable.

WE, THE UNDERSIGNED, being each of the incorporators, hereinbefore named for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Nevada, do make and file these Artirles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accor ingly have hereunto set our hands this 18th day of August 1986.


/s/ JAY GEIER

/s/ DON HUNTER, M.D.

/S/ RICHARD IEHLE



  Exhibits - Page
CERTIFICATE OF MERGER
OF DOMESTIC AND FOREIGN CORPORATIONS

     The undersigned Domestic and Foreign corporations adopt the Certificate of Merger for the purpose of merging them one such Nevada domestic corporation pursuant to Nevada Revised Statute 78.475:

     1. The attached plan of merger was duly approved by the stockholders and Board of Directors of each of the undersigned corporations in the manner prescribed by Nevada and California, respectively, statutes.

     2. As to each of the undersigned corporations, the designation of the number of outstanding shares of each class entitled to vote as a class on such plan, and the number of shares voted for and against such plan, respectively, are as follows:

          Corporation              Shares Outstanding  Class of Stock

          Redwood Financial, Inc.       4,000,000           Common
          Quik Pix, Inc.                3,000,000           Common

NUMBER OF SHARES

                                      Total Voted  Total Voted
          Corporation                 Class           For       Against

          Redwood Financial, Inc.     Common     2,492,070         -0-
          Quik Pix, Inc.              Common     3,000,000         -0-

     3. The name of the domestic Nevada corporation (the surviving corporation) is hereby changed from Redwood Financial, Inc. to Quik Pix, Inc.

     4. The merger is to become effective immediately upon filing of this certificate with the Secretary of the State of Nevada.

REDWOOD FINANCIAL, INC.

By: /s/ Jay Geier, President
By: /s/ Richard Iehle, Secretary

QUIK PIX, INC.

By: /s/ Steven Schiro, President
By: /s/ Edwin Youngman, Secretary

  Exhibits - Page


AGREEMENT OF MERGER

     This Agreement of Merger has been executed and delivered by QUIK PIX, INC., a California corporation ("QPI") and REDWOOD
FINANCIAL, INC., a Nevada corporation ("RFI" or "Surviving
Corporation") (QPI and RFI being herein collectively referred to as the "Constituent Corporations").

RECITALS

     QPI is a corporation duly organized and existing under the laws of the State of California with an authorized capital stock consisting of 10,000,000 shares of Common Stock, without par value, (hereinafter, the "QPI Common Stock.") of which as of the date hereof approximately
3,000,000 shares have been issued and are outstanding.

     RFI is a corporation duly organized and existing under the laws of the State of Nevada with an authorized capital stock consisting of 50,000,000 shares of Common Stock, par value $0.00l per share, of which as of the date hereof 4,000,000 shares are issued and outstanding (hereinafter, the "RFI Common Stock").

     The respective Board of Directors of QPI and RFI deem it advisable and in the best interests of the Constituent and their stockholders that QPI be merged with and into RFI as provided herein (the "Merger").

AGREEMENTS

     1. The Merger. On the date on which this Agreement of Merger is filed with the Secretary of State of the State of Nevada and the Secretary of State of the State of California (the "Effective Date"), QPI shall be merged with and into RFI and the separate corporate existence of QPI shall thereupon cease. RFI shall be the Surviving Corporation in the Merger and the Separate corporate existence of RFI shall continue unaffected and unimpaired by the Merger.

     2. Effect. The Surviving Corporation shall succeed to the assets and legally enforceable liabilities and obligations of QPI to the extent, in the manner and with the effect provided for in Section 495 of the Nevada
General Corporation Law.

     3. Articles of Incorporation. The Articles of Incorporation of RFI in effect immediately prior to the Effective Date shall be amended and restated in full as set forth in Exhibit 1.

     4. Bylaws. The Bylaws of RFI in effect immediately prior to the Effective Date shall be the Bylaws of the Surviving Corporation unless and until amended or replaced as provided by law, the Articles of Incorporation of the Surviving Corporation and such Bylaws.

     5. RFI Shares. Each of the RFI Common Stock outstanding immediately prior to the Effective Date shall at the Effective Date be and remain one (1) share of the Common Stock, par value $.00l, of the Surviving Corporation.

     6. QPI Shares. Each share of QPI Common Stock that is outstanding immediately prior to the Effective Date shall on the Effective Date be and become approximately 4.667 shares of Common Stock of the Surviving Corporation.

     7. Fractions. The Surviving Corporation shall not be required to issue or deliver any fractional shares of Common Stock or any certificates representing fractional shares of Common Stock in this Merger or in connection with any exchange of QPI Stock certificates for stock certificates of the Surviving Corporation. However, if any holder of QPI Common Stock would otherwise be entitled to a fractional share as the result of the Merger, the Surviving Corporation shall round the number of shares of the Common Stock of the Surviving Corporation due to such holder downward to the nearest whole share.

     8. Stock Certificates. As soon as practicable after the Effective Date and upon surrender to the Surviving Corporation or its agent (the
"Exchange Agent") of any certificate which immediately prior to the Effective Date represent any shares of QPI Common Stock, the Surviving Corporation or the Exchange Agent shall deliver to the person in whose name the surrendered certificate was issued, a certificate registered in the name of such person representing the Common Stock of the Surviving Corporation into which the QPI Common Stock previously represented by the surrendered certificate was converted in the Merger. Until so surrendered, each certificate, which immediately prior to the effective date represented any shares of QPI Common Stock shall at and after the Effective Date represent the whole shares of Common Stock of the Surviving Corporation into which such shares have been converted in the Merger. However, if any dividend or other distribution becomes payable with respect to shares of Common Stock of the Surviving Corporation to the stockholders of record after the Effective Date, such dividend or distribution shall not be paid with respect to shares represented by unexchanged QPI Stock certificates, but upon surrender of such certificates for Stock certificates of the Surviving Corporation, such dividend or distribution shall be paid without interest to the person in whose name the certificate representing the shares of Common Stock of the Surviving Corporation is issued. Until so paid, such dividends or distributions shall be held by the Exchange Agent, and any portion thereof, which remains unclaimed at the expiration of one year after the Effective Date shall be repaid by the Exchange Agent to the Surviving Corporation, and thereupon the holders of Common Stock of the Surviving Corporation not receiving payment of such dividends or distributions shall be general creditors of the Surviving Corporation with respect to payment of any such dividend or other distribution.

     9. Transfers. If any certificate for shares of Common Stock of the Surviving Corporation is to be issued in a name other than that in which the certificate surrendered in exchange thereof is registered, it shall be a condition of the issuance thereof that the certificate surrendered shall be properly endorsed and otherwise in proper form for transfer, that such transfer otherwise be proper and that the person requesting such transfer pay any transfer or other taxes payable by reason of the issuance of such new certificate in any name other than that of the registered holder of the certificate surrendered.

     10. Restrictions. If any of the shares of QPI Common Stock outstanding immediately prior to the Effective Date are subject to any right of repurchase, or other restriction, inhibition or qualification ("Restrictions") on the free transferability thereof (other than rights of first refusal) pursuant to or as the result of any instrument to which QPI is or was a party, the shares of Common Stock of the Surviving Corporation issued in connection with the Merger in exchange for QPI Stock subject to such Restrictions shall be subject to the same Restrictions; and if any of the certificates for such shares of QPI Common Stock surrendered for exchange shall have set forth thereon any legend referring to any such restrictions, such legend shall also be set forth upon the certificate or certificates evidencing the shares of Common Stock of the Surviving
Corporation which are issued in exchange for such legended certificate.

     11. Amendments. This Agreement of Merger may be amended by QPI and RFI at any time before or after approval hereof by the stockholders of either or both of QPI or RFI, but after any such approval, no amendment shall be made which would have a material adverse effect on the stockholders of either QPI or RFI without the further approval of such stockholders. This Agreement of Merger may not be amended except by an instrument in writing signed on behalf of each of QPI and RFI.

     IN WITNESS WHEREOF, the part4~s have duly executed this Agreement of Merger as of this 20th day of November, 1987.

REDWOOD FINANCIAL, INC.

By:       /s/ Jay A. Geier, President
Attest:   /s/ Richard Iehle, Secretary

QUICK PIX, INC.

By:       /s/ Steven Schiro, President
Attest:   /s/ Edwin Youngman, Secretary















"ARTICLES OF INCORPORATION
OF THE SURVIVING CORPORATION"

AMENDED AND RESTATED
ARTICLES OF INCORPORATION
OF
QUIK PIX, INC.
(FORMERLY, "REDWOOD FINANCIAL, INC.")

FIRST

     The name of this Corporation (hereinafter called the "Corporation") is QUIK PIX, INC.

SECOND

     Its principal office in the State of Nevada is located at 115 Taurus Circle, City of Reno, County of Washo, State of Nevada. The name and address of its resident agent is as follows: Marilyn K. Radloff, 115 Taurus Circle, Reno, Nevada 89511.

THIRD

     The nature of the business, or objects or purposes proposed to be transacted, promulgated or carried on by the Corporation is as follows:

     To engage in any lawful activity, including without limitation,

     To purchase and maintain insurance or make other financial arrangements, to the fullest extent permitted by Chapter 78 of the Nevada Revised Statutes, on behalf of any person who is or was an officer, director, employee or agent of the Corporation, or is or was serving at the request of the Corporation as an officer, director, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against such person and liability and expenses incurred by such person in his or her capacity as an officer, director, employee or agent, or arising out of such person's status as such, whether or not the Corporation has the authority to indemnify such person against such liability and expenses.

     To indemnify, to the fullest extent permitted by Chapter 78 of the Nevada Revised Statutes, any person who was or is a party or is threaten to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, including an action by or in the right of the Corporation, by reason of the fact that such person is or was an officer, director, employee or agent of the Corporation, or is or was serving at the request of the Corporation as an officer, director, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with the action, suit or proceeding. The indemnification provided for herein shall not be exclusive of or preclude any other rights to which a person indemnified hereunder may be entitled under any law or decision, or Bylaw or agreement of this Corporation, or by any vote of the directors or stockholders of this Corporation, or otherwise.

  Exhibits - Page
FOURTH

     No officer or Director of the Corporation shall be personally liable to the Corporation or to the shareholders for breach of such officer's or Director's fiduciary duty as an officer or Director, except for those acts or omissions which involve intentional misconduct, fraud, a known violation of the law or the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes.

FIFTH

     The governing board of the Corporation shall be known as directors, and the number of directors may from time to time be increased or decreased in such manner as shall be provided by the bylaws of the Corporation, provided that the number of directors shall not be reduced to less than three (3), except that in cases where all the shares of the corporation are owned beneficially and of record by either one or two stockholders, the number of directors may be less than three (3) but not less than the number of stockholders.

     The Board of Directors shall be limited in number to no less than two
(2) nor more than nine (9).

     Directors of the Corporation need not be residents of the State of Nevada and need not own shares of the Corporation's stock.

SIXTH

     The capital stock of the Corporation, after the amount of the subscription price has been paid in money, property, or services, as the directors shall determine, shall not be subject to assessment to pay the debts of the Corporation, nor for any other purpose, and no stock issued as fully paid up shall ever be assessable or assessed, and the Articles of Incorporation shall not be amended in this particular.

SEVENTH

     The Corporation is to have perpetual existence.

EIGHTH

     In furtherance and not in limitation of the powers conferred by statute, the board of directors is expressly authorized:

     Subject to the bylaws, if any, adopted by the shareholders, to make, alter or amend the bylaws of the corporation.

     To fix the amount to be reserved as working capital over and above its capital stock paid in, to authorize and to cause to be executed mortgages and liens upon the real and personal property of the Corporation.

     By resolution passed by a majority of the whole board, to designate one or more committees, each committee to consist of one or more of the directors of the Corporation, which, to the extent provided in the resolution or in the bylaws of the Corporation, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be stated in the bylaws of the Corporation or as may be determined from time to time by resolution adopted by the board of directors.

     When and as authorized by the affirmative vote of stockholders holding stock entitling them to exercise at least a majority of the voting power given at a stockholder's meeting called for that purpose, or when authorized by the written consent of the holders of at least a majority of the voting stock issued and outstanding, the board of directors shall have power and authority at any meeting to sell, lease or exchange all of the property and assets of the Corporation, including its good will and its corporate franchises, upon such terms and conditions as its board of directors deems expedient and for the best interests of the Corporation.

NINTH

     Meeting of the stockholders may be held at such place within or without the State of Nevada, if the bylaws so provide. The books of the Corporation may be kept (subject to any provision contained in the statutes) outside the State of Nevada at such place or places as may be designated from time to time by the board of directors or in the bylaws of the Corporation.

TENTH

     The Corporation reserves the right to amend, alter change or repeal any provision contained in the Amended and Restated Articles of Incorporation, in the manner now or hereafter prescribed by statue, or by the Amended and Restated Articles of Incorporation, and all rights conferred upon stockholders herein are granted subject to this reservation.

ELEVENTH

No shareholder shall be entitled as a matter of right to subscribe for or receive additional shares of any class of stock of the Corporation, whether now or hereafter authorized, or any bonds, debentures or other securities convertible into stock, but such additional shares of stock or other securities convertible into a stock may be issued or disposed of by the board od directors to such persons and on such terms as in its discretion it shall deem advisable.

WE, THE UNDERSIGNED, being each of the duly elected and authorized directors of the Corporation do make and file these Amended and Restated Articles of Incorporation, and hereby declare and certify that the facts herein stated are true, the Amended and Restated Articles of Incorporation have been duly authorized by unanimous written consent of the Board of directors as evidenced by Exhibit A attached hereto, and accordingly have hereunto set our hands this 21st day of December, 1987.

/s/ Jay A. Geier
/s/ Don Hunter
/s/ Richard Iehle

  Exhibits - Page

Exhibit 3.2

REDWOOD FINANCIAL, INC.

BYLAWS

ARTICLE I - MEETING OF STOCKHOLDERS

     1. Stockholders' Meetings shall be held in the office of the corporation, at Reno, Nevada, or at such other place or places as the Directors shall from time to time determine.

     2. The annual meeting of the stockholders of this corporation shall be held at 11:00 a.m. on the 10th day of October each year beginning in 1987, at which time there shall be elected by the stockholders of the corporation a Board of Directors for the ensuing year, and the stockholders shall transact such other business as shall properly come before them.

     3. A notice setting out the time and place of such annual meeting shall be mailed postage prepaid to each of the stockholders of record, at his address and as the same appears on the stock book of the Company, or if no such address appears, at his last known place of business, at least ten
(10) days prior to the annual meeting.

     4. If a quorum not be present at the annual meeting the stockholders present in person or by proxy may adjourn to such future time as shall be agreed upon by them, and notice of such adjournment shall be mailed, postage prepaid, to each stockholder at least ten (10) days before such adjourned meeting; but if a quorum be present, they may adjourn from day to day as they see fit, and no notice of such adjournment need be given.

     5. Special meetings of the stockholders may be called at any time by the president, any three (3) Directors, or by the holder of a majority share of the capital stock of the corporation. The Secretary shall mail a notice of such meeting called to each stockholder of the company at least ten
(10) days before such meeting, and such notice shall state the time and place of the meeting, and the object thereof. NO business shall be transacted at a special meeting except as stated in the notice sent to the stockholders, unless by unanimous consent of all stockholders present, either in person or by proxy, all such stock being represented at the meeting.

     6. A majority of the stock issued and outstanding, either in person or by proxy, shall constitute a quorum for the transaction of business at any meeting of the stockholders.

     7. Each stockholder shall be entitled to one vote for each share of stock in his own name on the books of the company, whether represented in person or by proxy.

     8.  All proxies shall be in writing and signed.

     9. The following order of business shall be observed at all meetings of the stockholders so far as is practicable:

          a. Call the roll;

          b. Reading, correcting, and approving of the minutes of the previous meeting;

          C.    Reports of Officers;

            d.    Reports of Directors;

            e.    Election of Directors;

            f.    Unfinished Business; and

            g.    New Business

ARTICLE II - STOCK

     1. Certificates of stock shall be in a form adopted by the Board of Directors and shall be signed by the President and Secretary of the Corporation.

     2. All certificates shall be consecutively numbered; the name of the person owning the shares represented thereby, with the number of such shares and the date of issue shall be entered on the company's books.

     3. All certificates of stock transferred by endorsement thereon shall be surrendered by cancellation and new certificates issued to the purchaser or assignee.

ARTICLE III - DIRECTORS

     1. A Board of Directors, consisting of at least three (3) and no more than nine (9) persons shall be chosen annually by the stockholders at their annual meeting to manage the affairs of the company except that in case all the shares of the Corporation are owned beneficially and of record by either one or two stockholders, the number of Directors may be less than three (3) but not less than the number of stockholders. The Directors' term of office shall be one (1) year, and Directors may be re elected for successive annual terms.

     2. Vacancies on the Board of Directors by reason of death, resignation or causes shall be filled by the remaining Director or Directors choosing a Director or Directors to fill the unexpired term.

     3. Regular meetings or tne Board ot Directors shall be held at 11:00 a.m. on the 10th day of January, April, July, and October, beginning in January 1987 at the office of the company at Reno, Nevada, or at such other time or place as the Board of Directors shall by resolution appoint; special meetings may be called by the President, or any Director giving ten
(10) days' notice to each Director. Special meetings may also be called by execution of the appropriate waiver of notice and call when executed by a majority of the Directors of the company. A majority of the Directors shall constitute a quorum.

     4. The Directors shall have the general management and control of the business and affairs of the company and shall exercise all the powers that may be exercised or performed by the corporation, under the statutes, the certificates of incorporation, and the Bylaws. Such management will be by equal vote of each member of the Board of Directors with each board member having an equal vote.

     5. A resolution, in writing, signed by all the members of the Board of Directors, shall constitute action by the Board of Directors to the effect therein expressed, with the same force and effect as though such resolution had been passed at a duly convened meeting; and it shall be the duty of the Secretary to record every such resolution in the Minute Book of the corporation under its proper date.

ARTICLE IV - OFFICERS

     1. The officers of this company shall consist of a President, one or more vice Presidents, Secretary Treasurer, Resident Agent and such other officers as shall from time to time be elected or appointed by the Board of Directors.

     2. The PRESIDENT shall preside at all meetings of the Directors and the Stockholders. He shall sign or countersign all stock certificates, contracts and other instruments of the corporation as authorized by the Board of Directors and shall perform all such other duties as are incident to his office or are required by him by the Board of Directors.

     3. The VICE PRESIDENT shall exercise the functions of the President during the absence or disability of the President and shall have such powers and such duties as may be assigned to him from time to time by the Board of Directors.

     4. The SECRETARY shall issue notices for all meetings as required by the Bylaws, shall keep a record of the minutes of the proceedings of the meetings of the Stockholders and Directors, shall have charge of the Corporate books, and shall make such reports and perform such other duties as are incident to his office, or properly required of him by the Board of Directors. He shall be responsible that the corporation complies with Section 78.105 of the Nevada Corporation Laws and supplies to the Nevada Resident Agent or Principal Office in Nevada, any and all amendments to the Corporation's Articles of Incorporation and any and all amendments or changes to the Bylaws of the Corporation. In compliance with Section 78.105, he will also supply to the Nevada Resident Agent or Principal Office in Nevada, and maintain, a current statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete Post Office address, including street and number, if any, where such stock ledger or duplicate stock ledger specified in the section is kept.

     5. The TREASURER shall have the custody of all monies and securities of the corporation and shall keep regular books of account. He shall disburse the funds of the corporation in payment of the just demands against the corporation, or as may be ordered by the Board of Directors, making proper vouchers for such disbursements and shall render to the Board of Directors from time to time, as may be required of him, an account of all his transactions as Treasurer and of the financial condition of the corporation. He shall perform all duties incident to his office or which are properly required of him by the Board of Directors.

     6. The RESIDENT AGENT shall be in charge of the corporation's registered office in the State of Nevada, upon whom process against the corporation may be served and shall perform all duties required of him by statute.

     7. The salaries of all officers shall be fixed by the Board of Directors and may be changed from time to time by a majority vote of the Board.

     8. Each of such officers shall serve for a term of one (1) year or until their successors are chosen and qualified. Officers may be reelected or appointed for successive annual terms.

     9. The Board of Directors may appoint such other officers and agents as it shall deem necessary or expedient, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

ARTICLE V - INDEMNIFICATION OF OFFICERS AND
                 DIRECTORS

     1. The corporation shall indemnify any and all of its Directors or Officers or former Directors or Officers or any person who may have served at its request as a Director or Officer of another corporation in which it owns shares of capital stock or of which it is a creditor against expenses actually and necessarily incurred by them in connection with the defense of any action, suit or proceeding in which they, or any of them, are made parties, or a party, by reason of being or having been Directors or Officers or a Director or Officer of the corporation, or of such other corporation, except, in relation to matters as to which any such Director or Officer or former Director or Officer or person shall be adjudged in such action, suits or proceedings to be liable for negligence or misconduct, in the performance of duty. Such indemnification shall not be deemed exclusive or any others' rights to which those indemnified may be entitled, under Bylaw, agreement, vote of stockholders or otherwise.

ARTICLE VI - AMENDMENTS

     1. Any of these Bylaws may be amended by a majority vote of the stockholders at any annual meeting or at any special meeting called for that purpose.

2. The Board of Directors may amend the Bylaws or adopt additional Bylaws, but shall not alter or repeal any Bylaws adopted by the stockholders of the company

CERTIFIED TO BE THE BYLAWS OF REDWOOD FINANCIAL,INC.

By: s Richard Iehle, Secretary