Form 10QSB
period 2000-12-31
QUIK PIX INC
filed 2001-05-11
CIK 806513

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

Commission file number 0-26407

QUIK PIX, INC.
(Exact name of registrant as specified in its charter)


Nevada                                33-0198595
(State or other jurisdiction        (I.R.S. Employer
of incorporation or organization)    Identification No.

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

Class                         Outstanding at
                            December 31, 2000
Common Stock,
par value $0.001               10,297,305



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUIK PIX INC. AND SUBSIDIARY

Page

3   Independent Accountants' Report


4   Consolidated Balance Sheets as of December 31, 2000
    (unaudited) and September 30, 2000.


5    Consolidated Statements of Operations for the Three
     Months Ended December 31, 2000 and 1999 (unaudited)


6    Consolidated Statements of Cash Flows for the Three
     Months Ended December 31, 2000 and 1999 (unaudited)


7    Notes to Consolidated Financial Statements as of
     December 31, 2000 (unaudited)





                INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of:
   Quik Pix, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet, statements of operations and cash flows of Quik Pix, Inc. and Subsidiary as of December 31, 2000 and for the three-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United
States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's working capital deficiency of $1,661,504, stockholders' deficiency of $2,381,174, and net loss from operations of $154,274 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.



Boca Raton, FL
March 28, 2001

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000



ASSETS                              Dec. 31, 2000    Sept. 30, 2000
                                      (Unaudited)
                                    -------------    --------------
CURRENT ASSETS


   Cash  	                           $ 28,082        $   -
   Trade accounts receivable, net       169,135         218,294
   Inventories	                       42,975          30,000
                                        -------        --------
      Total Current Assets	          240,192         248,294
                                        --------        --------
PROPERTY & EQUIPMENT NET	             -               -
                                        --------        --------
OTHER ASSETS
   Goodwill, net	                      122,170         158,835
   Multi-image technology, net	     12,210          15,120
   Deposits	                             10,508          10,316
                                        --------        --------
      Total Other Assets	          144,888         184,271
                                        --------        --------
TOTAL ASSETS	                    $ 385,080       $ 432,565
                                       ==========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Cash overdraft                       $    -           $ 5,825
   Accounts payable and
      accrued expenses	                  778,475        202,890
   Accrued interest	                  561,750        533,257
   Payroll taxes and benefits payable	 60,806        533,315
   Sales tax payable                       13,295         11,045
   Income tax payable	                     -            44,625
   Current portion of long term debt	487,370        462,801
                                        --------        --------
   Total Current Liabilities	          1,901,696      1,793,758


Long-term liabilities	                  864,558        865,707
                                        --------        --------
TOTAL LIABILITIES	                      2,766,254      2,659,465
                                        --------        --------
STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value,
50,000,000 shares authorized,
10,297,305 and 10,297,305 shares
issued and outstanding	                   10,297         10,297
Additional paid-in capital	          1,260,309      1,260,309
Subscription Receivable                   (80,000)       (80,000)
Accumulated deficit	               (3,571,780)    (3,417,506)
                                        --------        --------
Total Stockholders' Deficiency	   (2,381,174)    (2,226,900)
                                        --------        --------


TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY               $  385,080   $    432,565
                                       ==========   ============

See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)

                                          2000              1999
                                        -------             -----

Sales                                  $ 303,253         $ 237,998

Cost of goods sold                       159,879           180,289
                                       ---------         ---------
Gross profit                             143,374            57,709
                                       ---------         ---------
Expenses:
   Selling, general and administrative   216,469           135,162
                                       ---------         ---------
Loss from operations                     (73,095)          (77,453)
                                       ---------         ---------
Other income (expense
   Interest income                           -                   1
   Interest (expense)                    (81,179)          (24,038)
                                       ---------         ---------
   Net other interest
      income (expense)                   (81,179)          (24,037)
                                       ---------         ---------
Net loss                              $ (154,274)       $ (101,490)
                                       ==========        ==========
Net loss per share                    $  (0.01)           $ (0.02)
                                       ==========        ==========


Weighted average number of shares
outstanding basic and diluted          10,297,305         6,574,114
                                       ==========        ==========

See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)
                                             2000                1999
                                            -----               ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	                             $ (154,274)        $ (101,490)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation and amortization	               39,575             15,910
Provision for doubtful accounts	         29,497             27,068

Changes in assets and liabilities:

Decrease in accounts receivable	         19,662             12,202
Increase in prepaid and other assets           -                 7,121
(Increase) in inventory	                    (12,975)              -
Increase in accounts payable and
accrued expenses	                          575,585             29,259
(Decrease) in cash overdraft                 (5,825)              -
Increase in accrued interest                 28,493             10,031
(Decrease) increase in payroll payable     (472,509)             1,390
(Decrease) in income taxes payable          (44,625)              -
Increase in sales taxes payable               2,250              2,879
                                           ---------          --------
Net Cash Used In Operating Activities         4,854              4,370
                                           ---------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Decrease) increase in deposits	           (192)             1,465
                                           ---------          --------
Net cash provided by (used in)
investing activities	                       (192)             1,465
                                           ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net of
offering costs                                   -              50,000
Payment of notes payable and capital
leases                                           -             (30,806)
Proceeds from notes payable                  23,420               -
                                           ---------          --------
Net cash provided by financing activities    23,420             19,194
                                           ---------          --------
INCREASE IN CASH AND CASH EQUIVALENTS	   28,082             25,029

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD	                        -                3,615
                                           ---------          --------
CASH AND CASH EQUIVALENTS
  END OF PERIOD	                         $ 28,082           $ 28,644
                                           ========           ========
CASH PAID FOR INTEREST	                   $ 52,686           $ 14,007
                                           ========           ========

See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB.

NOTE 2 - INVENTORY

Inventory is stated at the lower of cost (first in first out method) or market, and consists of new film and other photo processing stock.

NOTE 3 - EQUITY

During the three months ended December 31, 1999, the Company issued 2,500,000 shares of its $.001 par value common stock having a fair value of $2,500 for $250,000. As of December
31, 1999, the Company had received $50,000 and has a subscription receivable for $200,000.

NOTE 4 - GOING CONCERN

As reflected in the accompanying financial statements and at December 31, 2000, the Company has a working capital deficiency of $1,661,504, a stockholders' deficiency of $2,381,174 and a net loss from operations of $154,274. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates an increase in revenues during 2001 and intends to continue raising additional capital during 2001. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 5.  SUBSEQUENT EVENT

The Company entered into an agreement wiht Imagiing
Technologies Corporation ("ITEC") whereby effective
December 1, 2000, ITEC will assume the current liabilities of Quik Pix and the Company will issue 37,500,000 shares of restricted stock to ITEC. In addition, the convertible debenture holders of the Company will cancel such debentures and all related interest in exchange for an aggregate total of 500,000 shares of restricted common stock of ITEC.

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

     As reflected in the Company's financial statements, the Company has had continuing losses, and at December 31, 2000 had a working capital deficiency of $1,661,504 a stockholders' deficiency of $2,381,174, and a net loss from operations of $154,274. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

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


RESULTS OF OPERATIONS

     Revenues for the three ended December 31, 2000 were $303,253, compared to $237,998 for the three months ended December 31, 1999, an increase of $65,255 (27%). The increases was primarily attributable to a greater commitment to selling activities and increased acceptance of the Company's products.

     Cost of sales was $159,879 (53% of sales) for the three months ended December 31, 2000, compared to $180,289 (76% of sales) for the three months ended December 31, 1999. The increases in gross profit are due, primarily, to reductions in labor costs.

     Selling, general and administrative expenses were $216,469 for the three months ended December 31, 2000, an increase of $81,307 (60%) from the three months ended December 31, 1999. The increase was primarily attributable to expenses associated with increased overall business activity.

    The net loss for the three months ended December 31, 2000 was $154,274, compared to a net loss of $101,490 for the three months ended December 31, 1999. The primary reason for the increase in the current period loss was the increase in expenses associated with selling and administration.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 2000 were $28,082 compared to $0 at September 30, 2000. This increase in cash was primarily attributable to faster collections of accounts receivable than in the previous period.

     Accounts receivable decreased to $169,135 at December 31, 2000 from $218,294 at September 30, 2000 due, primarily, to more aggressive collection efforts during the period.

     Inventory was $42,975 as of December 31, 2000 compared to $30,000 at September 30, 2000, an increase of $12,975 (43%). The
Company generally builds products to suit customer orders. Accordingly, the increase is due to increased sales activity.

     Total current assets decreased $8,102 (3%) to $240,192 at December 31, 2000 from $248,294 at September 30, 2000, due, primarily, to reduced accounts receivable.

     Other assets decreased $39,383 (21%) to $144,888 at December
31, 2000 from $184,271 at September 30, 2000, which is
attributable to costs associated with a write-off in goodwill.

     The combination of accounts payable and accrued expenses increased $575,585 (284%) to $778,475 at December 31, 2000 from
$202,890 at September 30, 2000.

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

	None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	   None.

ITEM 5.  OTHER INFORMATION

	   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

	(A) Exhibits

		None.

	(B) Reports on Form 8K

		None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIK PIX, INC.


By: 	/s/ John Capezzuto,
	President and Chief Executive Officer


By: 	/s/ Ed Youngman
	Chief Financial Officer


Dated: May 11, 2001