Form 10QSB
period 2001-03-31
QUIK PIX INC
filed 2001-05-23
CIK 806513

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ? No ?

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   Class                      Outstanding at March 31, 2000

Common Stock,
par value $0.001      		10,297,305




PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUIK PIX INC. AND SUBSIDIARY

Page

3   Independent Accountants' Report

4   Consolidated Balance Sheets as of March 31, 2001
    (unaudited) and September 30, 1999 (audited)

5   Consolidated Statements of Operations for the
    Three and Six Months Ended
    March 31, 2001 and 2000 (unaudited)

6   Consolidated Statements of Cash Flows for the Six
    Months Ended March 31, 2001(unaudited)

7   Notes to Consolidated Financial Statements as of
    March 31, 2001 (unaudited)

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of:
   Quik Pix, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet, statements of operations and cash flows of Quik Pix, Inc. and Subsidiary as of March 31,
2001 and for the three-month and six month periods then ended. These consolidated financial statements are the responsibility of the Company's management.
We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's working capital deficiency of $1,724,273, stockholders' deficiency of $2,472,187, net loss from operations of $169,077, and cash used in operations of $12,504 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, FL
May 18, 2001

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


ASSETS                                March 31,       Sept. 30,
                                         2001           2000
                                     (Unaudited)

CURRENT ASSETS
   Cash	                             $     -          $    -
   Trade accounts receivable, net	183,028        218,294
   Inventories	                         34,149         30,000
                                       ----------     ----------
      Total Current Assets	        217,177        248,294
                                       ----------     ----------
PROPERTY & EQUIPMENT  NET	            -              -
                                       ----------     ----------
OTHER ASSETS
   Goodwill, net                         85,505         158,835
   Multi-image technology, net           12,600          15,120
   Deposits	                         13,146          10,316
                                       ----------     ----------
      Total Other Assets                111,251         184,271
                                       ----------     ----------
TOTAL ASSETS	                      $ 328,428       $ 432,565

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Cash overdraft                     $  18,119       $   5,825
   Accounts payable and accrued
      expenses	                         210,790        202,890
   Accrued interest	                 562,709        533,257
   Payroll taxes and benefits payable    599,270        533,315
   Sales tax payable	                  17,509         11,045
   Income tax payable	                  48,376         44,625
   Current portion of long term debt     484,677        462,801
                                       ----------     ----------
   Total Current Liabilities	       1,941,450      1,793,758

Long-term liabilities	                 859,165        865,707
                                       ----------     ----------
TOTAL LIABILITIES	               2,800,615      2,659,465
                                       ----------     ----------
STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value,
50,000,000 shares authorized,
10,297,305 and 10,297,305 shares
issued and outstanding                    10,297         10,297
Additional paid-in capital	       1,260,309      1,260,309
Subscription Receivable                  (80,000)       (80,000)
Accumulated deficit	              (3,662,793)    (3,417,506)
                                      ----------     ----------
Total Stockholders' Deficiency	      (2,472,187)    (2,226,900)
                                       ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	                       $ 328,428      $ 432,565


See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                        Three months ended       Six months ended
                                            Mar. 31,                Mar. 31,
                                         2001        2000         2001        2000
Sales                                   $ 191,628    $ 251,911    $ 494,881   $ 489,909

Cost of goods sold                        170,390      217,168      330,269     397,457
                                         --------     --------     --------    --------
Gross profit                               21,238       34,743      164,612      92,452
                                         --------     --------     --------    --------
Expenses:
   Selling, general and administrative    117,220      426,124      333,689     561,286
                                         --------     --------     --------    --------
Loss from operations                      (95,982)    (391,381)    (169,077)   (468,384)
                                         --------     --------     --------    --------
Other income (expense
  Interest income                            -               6         -              7
  Interest (expense)                      (20,476)     (22,195)     (76,210)    (46,233)
                                         --------     --------     --------    --------
      Net other interest income (expense) (20,476)     (22,189)     (76,210)    (46,226)
                                         --------     --------     --------    --------
Net loss                                $(116,458)   $(413,570)   $(245,287)  $(515,060)
                                        =========    ==========   ==========  ==========
Net loss per share                      $  (0.01)    $  (0.05)    $  (0.02)   $  (0.07)
                                        =========    ==========   ==========  ==========
Weighted average number of shares
   outstanding, basic and diluted       10,297,305   8,658,333    10,297,305   7,604,772
                                         --------     --------     --------    --------

See accompanying notes to consolidated financial statements.

QUICK PIX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE SIX MONTHS ENDED
 (UNAUDITED)

                                               March 31,
	                                   2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss	                             $(245,287)    $(515,060)
Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization	                75,850        74,064
  Stock based compensation	                  -           40,333
  Provision for doubtful accounts	        29,497         4,000

Changes in assets and liabilities:
  (Increase) Decrease in accounts
    receivable                                   5,769        (62,118)
   Decrease in prepaid expense                    -             8,097
   Increase in inventory	                (4,149)          -
   Increase in cash overdraft                   12,294           -
   Increase in accounts payable and
    accrued expenses                             7,900         42,180
   Increase in accrued interest                 29,452         20,017
   Increase in payroll payable                  65,955          1,579
   Increase in income taxes payable              3,751           -
   Increase in sales tax payable                 6,464           -
                                               --------       --------
     Net Cash Used In Operating Activities     (12,504)      (386,908)
                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease (Increase) in deposits              (2,830)           149
                                               --------       --------
   Net cash provided by (used in)
      investing activities                      (2,830)           149
                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from loans payable                   25,000           -
   Proceeds from private placement,
      net of offering costs                        -          475,000
Repayment of notes payable and capital
      leases                                     (9,666)      (51,579)
                                                --------      --------
Net cash provided by financing activities	 15,334       423,421
                                                --------      --------
INCREASE IN CASH AND CASH EQUIVALENTS	            -          36,662

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIOD                                              -           3,615
                                                --------      --------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $    -         $40,277
                                                ========      ========
CASH PAID FOR INTEREST                         $ 39,005       $26,218
                                                ========      ========


See accompanying notes to consolidated financial statements.



QUICK PIX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2001
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

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

It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.
For further information, refer to the financial statements and footnotes included in the Company's
Form 10-K filed on May 11, 2001.

NOTE 2	INVENTORY

Inventory is stated at the lower of cost (first in first out method) or market and consists primarily of new film and other photo processing stock.

NOTE 3	EQUITY

During the 1999 fiscal year, the Company issued
2,500,000 shares of its $.001 par value common stock having a fair value of $2,500 for $250,000. As of March 31, 2001, the Company had received
$170,000, and has a subscription receivable for $80,000.

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements at March 31, 2001, the Company has a working capital deficiency of $1,724,274, a stockholder's deficiency of $2,472,187 and a net loss from operations of $169,077. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates an increase in revenues during 2001 and intends to continue raising additional capital during 2001. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

  NOTE 5	SUBSEQUENT EVENTS

The Company entered into an agreement with Imaging Technologies Corporation ("ITEC") whereby effective December 1, 2000 ITEC will assume the current liabilities of Quik Pix and the Company will issue 37,500,000 shares of restricted stock to ITEC.
In addition, the convertible debenture holders of the Company will cancel such debentures and all related interest in exchange for an aggregate total of 500,000 shares of restricted common stock of ITEC.
As of the date of issuance of these financial statements, the agreement has not received shareholder approval, and therefore a closing has not occurred.

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

		As reflected in the Company's financial
statements, the Company has had continuing losses, and at March 31, 2001 had a working capital deficiency of $1,724,274 a stockholders' deficiency of $2,472,187, net loss from operations of $169,077, and cash used in operations of $12,504. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan

GENERAL

Quik Pix, Inc., doing business as Quality
Photographic Imaging, (NQB symbol: QPIX) is located in Buena Park, California. The Company is a custom color laboratory specializing in visual marketing through the production of single image and digital multi-image color photography. The Company offers a spectrum of services allowing a client to produce color visuals (digital and photographic) according to parameters as specified by a client. The process allows a combination of three or more images into a single color transparency that changes as a viewer moves past the image. The Company's services include a full range of Photomotion?
technology related to client support, technical and customer services.

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

RESULTS OF OPERATIONS

	Revenues for the three and six months ended
March 31, 2001 were $191,628 and $494,881,
respectively, compared to $251,911 and $489,909 for the three and six months ended March 31, 2000, a decrease of $60,283 (24%) and an increase of $4,972
(1%), respectively. The decrease was primarily attributable to competitive pressures on the business that has not been able to be addressed by management due to shortages of working capital in order to more aggressively market the Company's
Photomotion products.

	Cost of sales was $170,390 (89% of sales) and $330,269 (67% of sales), respectively, for the three and six months ended March 31, 2001, compared to $217,168 (86%) and $397,457 (81%), respectively, for the three and six months ended March 31, 2000.
The differences in gross profits from period-to-period are due, primarily, to changes in costs and content of labor.

	Selling, general and administrative expenses were $117,220 and $333,689, respectively, for the three and six months ended March 31, 2001, a decrease of 72% and 41% from $426,124 and $561,286, respectively, for the three and six months ended March 31, 2000. The decreases are primarily attributable to expenses in the previous year that were associated with the acquisition of Baroque
Corporation.

	Net losses for the three and six months ended
March 31, 2001 were $116,458 and $24,528,
respectively, compared to net losses of $413,570 and $515,060, respectively, for the three and six months ended March 31, 2000. The primary reason for the decrease in the current period loss was the expenses, in the previous fiscal year period, associated with equity transfer costs associated with the Baroque acquisition, which resulted in a charge of $282,333.

LIQUIDITY AND CAPITAL RESOURCES

	Cash and cash equivalents at March 31, 2001 were zero compared to $3,615 at March 31, 2000.
This decrease in cash was primarily attributable timing of accounts receivable.

 	Accounts receivable decreased to $183,028 at March 31, 2001 from $218,294 at September 30,
2000 due, primarily, to a decrease in sales during the period.

	Inventory at March 31, 2001 increased 14% from September 30, 2000 to $34,149 The Company generally builds products to suit customer orders and generally does not build inventories.

	Total current assets were $217,177 at March
31, 2001, a decrease of $31,117 (13%) from
September 30, 2000, due, primarily, to a decrease in accounts receivable.

	Other assets were $111,251 at March 31,
2001, a decrease of $73,020 (40%) from September
30, 2000, which is attributable to the costs associated with a write-off in goodwill.

	At March 31, 2001, the combination of
accounts payable and accrued expenses increased
$10,274 (10%) from September 30, 2000. This
increase was primarily attributable to an increase in accrued interest due to stockholders.

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


Dated: May 21, 2001