Form 10QSB
period 2001-06-30
QUIK PIX INC
filed 2001-08-14
CIK 806513

==============================================================================
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

                  For the quarterly period ended June 30, 2001

                         Commission file number 0-26407

                                 QUIK PIX, INC.
             (Exact name of registrant as specified in its charter)


             Nevada                            33-0198595
        (State or other jurisdiction        (I.R.S. Employer
        of incorporation or organization)   Identification No.)

                               7050 Village Drive
                          Buena Park, California 90621
               (Address of principal executive offices  (zip code)

                                  714/522-8255
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No
                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                      Outstanding  at  June  30,  2001
             -----                      --------------------------------
Common  Stock,  par  value  $0.001                   10,297,305

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

ITEM  1.  FINANCIAL  STATEMENTS



                          QUIK PIX, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

                          QUIK PIX INC. AND SUBSIDIARY

                                    CONTENTS
                                    --------




PAGE       1   INDEPENDENT ACCOUNTANTS' REPORT

PAGE       2   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001
               (UNAUDITED) AND SEPTEMBER 30, 2000

PAGE       3   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
               THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
               (UNAUDITED)

PAGE       4   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

PAGES     5-7  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
               JUNE 30, 2001 (UNAUDITED)


                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To  the  Board  of  Directors  of:
     Quik  Pix,  Inc.  and  Subsidiary


We have reviewed the accompanying consolidated balance sheet, statements of operations and cash flows of Quik Pix, Inc. and Subsidiary as of June 30, 2001 and for the three and nine month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's working capital deficiency of $2,022,205, stockholders' deficiency of $2,804,349, net loss from operations of $577,449 and cash used in operations of $19,370 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG  &  COMPANY,  P.A.


Boca  Raton,  FL
August  8,  2001

                         QUIK PIC, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2001 AND SEPTEMBER 30, 2000
                   ------------------------------------------

                                         ASSETS
                                         ------
                                                            June 30, 2001    September 30,
                                                              (Unaudited)       2000
                                                            -------------   -------------
CURRENT ASSETS
Trade accounts receivable, net                                $   143,921   $   218,294
Inventories                                                        25,049        30,000
                                                            -------------   --------------
   Total Current Assets                                           168,970       248,294
                                                            -------------   --------------
PROPERTY & EQUIPMENT - NET                                              -             -
                                                            -------------   --------------
OTHER ASSETS
Goodwill, net                                                      48,840       158,835
Multi-image technology, net                                        13,860        15,120
Deposits                                                           13,146        10,316
                                                            -------------    -------------
   Total Other Assets                                              75,846       184,271
                                                            -------------    -------------
TOTAL ASSETS                                                  $   244,816    $  432,565
------------                                                =============    =============

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      -------------------------------------------

CURRENT LIABILITIES
Cash overdraft                                                $    14,880    $    5,825
Accounts payable and accrued expenses                             218,069       202,890
Accrued interest                                                  579,377       533,257
Payroll, taxes and benefits payable                               742,901       533,315
Sales tax payable                                                  26,252        11,045
Income taxes payable                                              116,978        44,625
Current portion of long term debt                                 492,718       462,801
                                                              -----------    ------------
   Total Current Liabilities                                    2,191,175     1,793,758

LONG TERM LIABILITIES                                             857,990       865,707
                                                              -----------    ------------
TOTAL LIABILITIES                                               3,049,165     2,659,465
                                                              -----------    ------------
STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 50,000,000 shares authorized,
 10,297,305 shares issued and outstanding                          10,297        10,297
Additional paid-in capital                                      1,260,309     1,260,309
Subscription receivable                                           (80,000)      (80,000)
Accumulated deficit                                            (3,994,955)   (3,417,506)
                                                              ------------   ------------
   Total Stockholders' Deficiency                              (2,804,349)   (2,226,900)
                                                              ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $   244,816   $   432,565
----------------------------------------------                ============   ============

                See accompanying notes to consolidated financial statements.

                          QUIK PIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                   ------------------------------------------
                                   (UNAUDITED)


                        For the Three          For the Three      For the Nine      For the Nine
                        Months Ended           Months Ended       Months Ended      Months Ended
                       June 30, 2001           June 30, 2000      June 30, 2001     June 30, 2000
                       --------------         ---------------    ---------------   --------------

SALES                   $  221,155             $    265,921      $     716,036      $     755,830

COST OF GOODS SOLD         156,235                  185,883            486,504            583,340
                       --------------          --------------    ---------------   ---------------
GROSS PROFIT                64,920                   80,038            229,532            172,490
                       --------------          --------------    ---------------   ---------------
SELLING, GENERAL AND
ADMINISTRATIVE             269,464                  458,834            603,153            985,335
                       --------------          --------------    ---------------   ---------------
LOSS FROM OPERATIONS      (204,544)                (378,796)          (373,621)          (812,845)
                       --------------          --------------    ---------------   ---------------
OTHER  INCOME  (EXPENSE)
Interest income                -                       -                  -                     7
Interest (expense)         (74,942)                 (25,548)          (151,152)           (71,781)
                       --------------          --------------    ---------------   ---------------
  Net Other Interest
  Income (Expense)         (74,942)                 (25,548)          (151,152)           (71,774)
                       --------------          --------------    ---------------   --------------

LOSS BEFORE PROVISION FOR
INCOME TAXES              (279,486)                (404,344)          (524,773)          (884,619)

PROVISION FOR INCOME TAXES  52,676                      800             52,676               800
                       --------------          --------------    ---------------   ---------------
NET LOSS               $  (332,162)            $   (405,144)     $    (577,449)      $   (885,419)
--------               ==============          ==============    ===============   ===============
Net loss per share     $      (.03)            $       (.04)     $        (.06)      $       (.10)
                       ==============          ==============    ===============   ===============
Weighted average number
of shares outstanding -
basic and diluted       10,297,305               10,174,228         10,297,305           8,470,415
                       ==============          ==============    ===============   ================

See accompanying notes to consolidated financial statements.

                          QUIK PIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE THREE AND NINE MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                   ------------------------------------------
                                   (UNAUDITED)




                                                      2001               2000
                                             -----------------   ---------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
Net Loss                                        $  (577,449)        $  (885,419)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                       111,255             113,775
Stock based compensation                               -                282,333
Provision for doubtful accounts                      48,909               4,000
Changes  in  assets  and  liabilities:
(Increase) decrease in accounts receivable           25,464             (10,572)
Decrease in inventory                                 4,951                 -
Decrease (increase) in prepaid expense                 -                  8,097
Increase in cash overdraft                            9,055                 -
Increase in accounts payable and accrued expenses    15,179              58,720
Increase in accrued interest                         46,120              30,004
Increase in payroll, taxes and benefits payable     209,586               7,562
Increase in income taxes payable                     72,353                 -
Increase in sales tax payable                        15,207                 -
                                             -----------------   ----------------
Net Cash Used In Operating Activities               (19,370)           (391,500)
                                             -----------------   ----------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
(Increase) in deposits                               (2,830)             (4,981)
                                             -----------------   ----------------
     Net Cash Used In Investing Activities           (2,830)             (4,981)
                                             -----------------   ----------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
Proceeds from private placement, net of
offering cost                                           -               475,000
Payment of notes payable and capital leases         (26,650)            (45,267)
Proceeds from loans                                  48,850                 -
                                             -----------------   ----------------
     Net Cash Provided By Financing Activities       22,200             429,733
                                             -----------------   ----------------

INCREASE IN CASH AND CASH EQUIVALENTS                   -                33,252

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         -                 3,615
                                              ----------------   ----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD         $     -          $     36,867
-----------------------------------------     ================   ================

CASH PAID FOR INTEREST                            $ 43,339         $     41,777
----------------------                        ================   ================

          See accompanying notes to consolidated financial statements.


                          QUIK PIX, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001
                               -------------------
                                   (UNAUDITED)


NOTE  1     BASIS  OF  PRESENTATION
-------     -----------------------

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

NOTE  2     RECAPITALIZATION
-------     ----------------

On March 21, 2000, pursuant to an agreement and plan of reorganization (the "Acquisition") the Company acquired all the outstanding shares of common stock of Baroque Corporation, a Delaware Corporation, from the shareholder thereof in exchange for an aggregate of 410,510 shares of common stock of the Company. As a result, Baroque became a wholly-owned subsidiary of the Company. The Acquisition was effective on March 22, 2000 and was intended to qualify as a reorganization within the meaning of Section 368(A)(1)(b) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition, pursuant to 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company became the successor issuer to Baroque for reporting purposes under the Securities and Exchange Act of 1934. The reorganization was treated as a recapitalization of the Company with the $411 par value of the common stock issued charged to additional paid-in capital (See
Note  4).

NOTE  3     INVENTORY
-------     ---------

Inventory is stated at the lower of cost (first in first out method) or market and consist of new film and other photo processing stock.

NOTE  4     TAXES  PAYABLE
-------     --------------

At June 30, 2001 the Company owed approximately $26,000 in sales taxes, $502,000 in payroll taxes and $117,000 in corporate taxes for several prior fiscal year ends. Such amounts include interest and penalties as of the date of issuance of these financial statements.

NOTE  5     EQUITY
-------     ------

During the nine months ended June 30, 2000, the Company issued 3,893,843 shares of common stock for proceeds of $475,000. Also, the Company issued 410,510 shares under a plan of reorganization (See Note 2).

Pursuant to a six-month consulting agreement dated March 14, 2000 between the Company and a consultant, 400,000 stock options were granted for future services to be performed over a six-month period from the contract date. The fair value of these options aggregated $484,000 and was credited to additional paid-in capital for the six months ended March 31, 2000. As of June 30, 2000 the Company charged $282,333 to operations for services rendered and the balance of $201,667 was recorded as a prepaid expense.

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

NOTE  6     GOING  CONCERN
-------     --------------

As reflected in the accompanying financial statements, the Company has had continuing losses, and at June 30, 2001 had a working capital deficiency of $2,022,205 a stockholders' deficiency of $2,804,349, net loss from operations of $577,449 and cash used in operations of $19,370. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates an increase in revenues during 2001 and intends to continue raising additional capital during 2001. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE  7     SUBSEQUENT  EVENTS
-------     ------------------

Subsequent to June 30, 2001, the Company entered into an agreement with Imaging Technologies Corporation ("ITEC") whereby effective December 1, 2000 ITEC would assume the current liabilities of the Company, and the Company would issue 37,500,000 shares of restricted stock to ITEC. In addition, the convertible debenture holders of the Company would cancel such debentures and all related interest in exchange for an aggregate total of 500,000 shares of restricted common stock of ITEC.

As of the date of issuance of these financial statements, the Board of Directors has decided to terminate its share acquisition agreement with ITEC.

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

     As reflected in the Company's financial statements, the Company has had continuing losses, and at June 30, 2001 had a working capital deficiency of $2,022,205 a stockholders' deficiency of $2,804,349, net loss from operations of $577,449 and cash used in operations of $19,370. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

GENERAL
          Quik Pix, Inc, also doing business as QPI, is a publicly held company, located in Buena Park, California. The Company was established in 1981 and was subsequently purchased by a group of investors in August of 1986. It became a public company in December of 1987, as a result of a merger with Redwood Financial, Inc, a Nevada corporation.

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

          In June 1999, the Company received a U.S. patent for its Photomotion process. The Photomotion process allows for up to five images to be combined on a single presentation transparency. The product has received generally favorable acceptance in its markets during the past two years. Sales growth, however, has been slower than originally expected, although sales have begun to increase over the past several months. Management is optimistic that the financial results for the next year will improve.

          The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that Quik Pix will have revenues in the future or that it will be able to secure any funding necessary for its future growth and expansion. There is also no assurance that Quik Pix's technology will perform as intended or that potential customers will show sufficient interest in the Company's product and related services. There is no assurance that Quik Pix will be successful in development or marketing of its product or in generating any meaningful revenues from operations.

RESULTS  OF  OPERATIONS

Revenues for the three and nine months ended June 20, 2001 were $221,155 and $716,036, respectively, compared to $265,921 and $755,830 for the three and nine months ended June 30, 2000. The decreases were primarily attributable to continued competitive market pressures that have had a negative effect on the photographic industry as a whole and the Company in particular.

Cost of goods sold was $156,235 and $486,504, respectively, for the three and nine months ended June 30, 2001, compared to $185,883 and $583,340, respectively, for the three and nine months ended June 30, 2000.

Selling, general and administrative expenses were $269,464 and $603,153, respectively, for the three and nine months ended June 30, 2001, a decrease from $458,834 and $985,335, respectively, for the three and nine months ended June 30, 2000. The decrease was primarily attributable to prior year expenses associated with the purchase of Baroque, and reduction is SG & A in line with reduced volumes.

Net losses for the three and nine months ended June 30, 2001 were $332,162 and $577,449, respectively, compared to net losses of $405,144 and $885,419, respectively, for the three and nine months ended June 30, 2000. The primary reason for the decrease in the current period loss was the reduction in SG & A mention in the preceding paragraph, coupled with a change in the product mix.

LIQUIDITY  AND  CAPITAL  RESOURCES

          Cash and cash equivalents at June 30, 2001 were an overdraft of $14,880 compared to overdraft of $5,825 at September 30, 2000. This decrease in cash was primarily attributable to working capital requirements .

          Accounts receivable decreased to $143,921 at June 30, 2001 from $218,294 at September 30, 2000 due, primarily, to an increased effort to collect old receivables, a reduction in sales, increased allowance for bad debt.

          Inventory decreased to $25,049 at June 30, 2001 from $30,000 at September 30, 2000. The Company generally builds products to suit customer orders and generally does not build inventories.

          Total current assets decreased to $168,970 at June 30, 2001 from $248,294 at September 30, 2000, due, primarily, to the aforementioned reduction in accounts receivables.

          Total other assets decreased to $75,846 at June 30, 2001 from $184,271 at September 30, 2000, which is attributable to amortization of goodwill.

          The combination of accounts payable and accrued expenses increased to $218,069 at June 30, 2001 from $202,890 at September 30, 2000. This increase was primarily attributable to cash flow incurred in the ordinary course of business.

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

PART  2  -  OTHER  INFORMATION
------------------------------

ITEM  1.  LEGAL  PROCEEDINGS

          None

ITEM  2.  CHANGES  IN  SECURITIES

          None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

           None.

ITEM  5.  OTHER  INFORMATION

Subsequent to June 30, 2001, the Company entered into an agreement with Imaging Technologies Corporation ("ITEC") whereby effective December 1, 2000 ITEC would assume the current liabilities of the Company, and the Company would issue 37,500,000 shares of restricted stock to ITEC. In addition, the convertible debenture holders of the Company would cancel such debentures and all related interest in exchange for an aggregate total of 500,000 shares of restricted common stock of ITEC.

As of the date of issuance of these financial statements, the board of directors has decided to terminate its share acquisition agreement with ITEC. On August 6, 2001, the Company announced the postponement of its Annual Meeting, originally scheduled for August 7, 2001. A copy of the press release issued by the Company announcing the postponement was filed as
Exhibit 99.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 7, 2001.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8K

     (A)  Exhibits


     (B)  Reports  on  Form  8K

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIK  PIX,  INC.


By:     /s/  John  Capezzuto,
        ---------------------
        President  and  Chief  Executive  Officer


By:     /s/  Ed  Youngman
             ------------
        Chief  Financial  Officer


Dated:  August  14,  2001