Form 10KSB
period 2001-09-30
Solvis Group, Inc.
filed 2006-06-01
CIK 806513

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                           COMMISSION FILE NO. 0-30443

                               SOLVIS GROUP, INC.
                 (Name of small business issuer in its charter)

             NEVADA                                       33-0198595
 ---------------------------------             -------------------------------
   (State or other jurisdiction                      (IRS Employer ID No.)
  of incorporation or organization)

                             1520 South Lewis Street
                            Anaheim, California 92805
                                 (714) 300-0500
               ---------------------------------------------------
                   (Address of Principal Executive Offices and
               Registrant's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No  [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [ ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The Issuer's revenues for the fiscal year ended September 30, 2001 were $876,067

The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of May 9, 2006, was 164,950,756. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on May 9, 2006 based on the last trade price for that date ($.02) as reported on the National Quotation Bureau, Inc, was approximately $697,774.

Documents Incorporated by Reference: None

Transition Small Business Disclosure Format: Yes [ ]  No [X]

FORWARD-LOOKING STATEMENTS

This document contains some forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements can generally be identified by the use of forward-looking words like "may," "will," "expect," "anticipate," "intend," "estimate," "continue," "believe" or other similar words. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements as a result of certain factors, including those listed under the heading "Risk Factors" and in other cautionary statements in this document.

PART I
================================================================================

ITEM 1.  BUSINESS
-----------------

         The Solvis Group Inc., formally Quik Pix Inc., (Pink sheets symbol:
"SLVG") ("SOLVIS", "SLVG", or the "Company") was incorporated in March 1980 under the laws of the State of California, and reincorporated, through a reverse merger with Redwood Financial Corporation in 1986 under the laws of the State of Nevada. the company's principal executive offices are located at 1520 South Lewis Street, Anaheim, CA 92805. The Company's main phone number is (714) 300-0500.

         In January 2003, Imaging Technologies Corporation (currently Dalrada Financial Corporation) ("DRDF") acquired 110,000,000 shares of SLVG common stock, representing a change in control; and SLVG is operated as a subsidiary of DRDF, which consolidates SLVG financial results. DRDF shares are traded on the NASD Electronic Bulletin Board under the symbol DRDF. DRDF owns 90% of Solvis.

         In April 2005, we completed the acquisition of all of the outstanding shares of Solvis Group Michigan., formally Jackson staffing, a provider of staffing, and human resources services.

         We provide services through our wholly-owned subsidiaries and divisions, which include Solvis Group Michigan, CallCenterHR(TM), M&M Nursing, and ProHealth Home Care. These companies and business units provide a broad range of services, including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, and temporary staffing services, to small and medium-sized businesses.

         In July 2005, Solvis organized a wholly-owned subsidiary, Image Tech, Inc., in order to separately pursue its remaining imaging business.

         Our Image Tech subsidiary is a visual marketing support firm. These operations, prior to 2005, represented our major source of revenues. Operations include developing and mounting photographic and digital images for use in display advertising for tradeshows and customer building interiors. Our proprietary/patented PhotoMotion is a color medium of multi-image transparencies using existing originals to create the illusion of movement. Photomotion allows for three to five distinct images to be displayed with an existing lightbox.

         We also support and distribute ColorBlind(R) software, a product originally developed by DRDF. The ColorBlind suite of software provides color management to improve the accuracy of color reproduction - especially as it relates to matching color between different devices in a network, such as monitors and printers. Additionally, we market ColorBlind software products on the Internet through our COLOR.COM website.

         We also provide services as a custom color laboratory specializing in visual marketing through the production of single image and digital multi-image color photography. Our services include a full range of Photomotion technology, related client support, technical and customer services.

         Our current strategy is: to expand our staffing services businesses and to continue to commercialize imaging technologies, including PhotoMotion and ColorBlind color management software through our Image Tech subsidiary.

         To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements included elsewhere in this Form 10-KSB includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to our losses from operations, and decreases in our working capital and net worth. In addition, we are late in our filing of payroll tax returns and are delinquent on the payment of payroll tax withholdings. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations. In addition, we will continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues.

         In recent years, we have been working to reduce costs through the reduction in staff and reorganizing our business activities.

         There can be no assurance that we will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company. Also see "Risks and Uncertainties."

Business Strategy - Staffing Services
-------------------------------------

         Our entry into the staffing and human resources business, in 2005, was through the acquisition of existing staffing companies, including Solvis Group Michigan. Our services include payroll management, workers' compensation insurance, and safety programs. Expanded products and services are made available to employers and employees, such as payroll debit cards, group health insurance, 401(k) and 125-Flex plans, supplemental insurance, payroll advances, and other value-added benefits.

         The burdens placed on small and medium-sized employers by the complex legal and regulatory issues related to human resources management caused our industry segment to grow beginning in the 1980's. While various service providers have been available to assist businesses with specific tasks, companies like ours provide a more comprehensive range of services relating to the employer/employee relationship. Because we provide employee-related services to a large number of employees, we provide economies of scale that provide our clients employment-related functions more efficiently, provide a greater variety of employee benefits, and devote more attention to human resources management.

         We assist our clients dealing with growing regulatory pressure from federal agencies such as the Department of Labor, Immigration and Naturalization Service; and Equal Employment Opportunity Commission, and the burdens of employment-related compliance such as COBRA. OSHA, workers' compensation, unemployment compensation, wrongful termination, ADA ("Americans with Disabilities Act"), and FMLA ("Family and Medical Leave Act") demand increasing levels of resources from small businesses. The National Association of Professional Employer Organizations ("NAPEO") reports that the average annual cost of regulation, paperwork, and tax compliance for firms with fewer than 500 employees is approximately $5000 per employee. The average small business owner spends between 7% and 25% of his time handling employee-related administration.

         We believe that the demand for our services is driven by (1) the trend by small and medium-sized businesses toward outsourcing management tasks outside of core competencies; (2) the difficulty of providing competitive health care and related benefits to attract and retain employees; (3) the increasing costs of health and workers' compensation insurance coverage and workplace safety programs; and (4) complex regulation of labor and employment issues and the related costs of compliance.

Business Strategy - Imaging
---------------------------

         We continue to provide imaging products and services through our Image Tech subsidiary. This business segment includes our proprietary ColorBlind color management software, our patented Photomotion images, and photographic services.

         Accurate color reproduction is one of the largest single challenges facing the imaging industry. Customers demand systems that are easy to use, predictable and consistent. A color management system is needed so users can convert files for use with different devices. The varying characteristics of each device are captured in a device profile. The International Color Consortium ("ICC") has established a standard for the format for these profiles.

         ColorBlind color management software is a pre-packaged suite of applications, utilities, and tools that allow users to precisely create ICC profiles for each device in the color workflow including scanners, monitors, digital cameras, printers, and other specialized digital color input and output devices. Once profiled, ColorBlind balances these profiles to produce accurate, consistent, and reliable color rendering from input to output. ColorBlind software is sold as a stand-alone application or licensed to OEM's for resale to be bundled with peripheral devices.

         We operate an internet site, color.com, as a resource center to provide information on the highest quality correct color. This site allows consumers to purchase our products, including ColorBlind software; and serves as an information resource for color imaging, including white papers on color imaging and management, links to color consultants and experts, and products.

         Photomotion is based upon patented technology. The resulting product is a unique color medium that uses existing original images to create the illusion of movement or multiple static displays that allow three to five distinct images to be displayed in an existing light box. The images appear to change, or "morph," as a viewer passes the display. This ability to put multiple images in a single space, without the need for mechanical devices, allows for the creation of an active and entertaining display. The product is currently marketed in the U.S., Europe, Asia and Latin America.

         Visual marketing, including out-of-home media, is a large and growing, multi-billion dollar worldwide industry. An industry survey suggests that the field of visual marketing will increase at a rate of 50% annual for the next ten years. Out-of-home media plays a critical role in the media plans of national and international advertisers.

Market Overview - Staffing Services
-----------------------------------

         Our business provides a broad range of services associated with human resources management. These include benefits and payroll administration, health and workers' compensation insurance programs, other benefits programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services.

         ADMINISTRATIVE FUNCTIONS. We perform a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include payroll processing, payroll tax deposits, quarterly payroll tax reporting, employee file maintenance, unemployment claims processing, workers' compensation claims management and reporting, safety programs, and other benefits administration..

         WORKERS' COMPENSATION. We provide workers' compensation insurance through independent carriers and coordinate rates, compliance, claims, safety programs, and medical review. We provide coverage through an A-rated national carrier and take responsibility for payment of premiums and the deposit of adequate reserves against claims.

         BENEFIT PLANS ADMINISTRATION. We sponsor, in association with our parent company, DRDF, benefit plans including individual and group health coverage, 401(k) and 125-Flex plans, and others. We are responsible for the costs and premiums associated with these plans, act as plan sponsor and administrator of the plans, negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations, and serve as liaison for the delivery of such benefits to worksite employees.

         PERSONNEL MANAGEMENT. We provide a variety of personnel management services, which provide our client companies access to resources normally found in the human resources departments of larger companies. Our client companies will have access to a personnel guide, which will set forth a systematic approach to administering personnel policies and practices and can be customized to fit a client company's particular work culture/environment.

         EMPLOYER LIABILITY MANAGEMENT. We assume many employment-related responsibilities associated with administrative functions and benefit plans administration. Upon request, we can also provide our clients guidance on avoiding liability for discrimination, sexual harassment, and civil rights violations. We employ counsel specializing in employment law.

         SERVICE STAFFING AND/OR SERVICES AGREEMENT. All clients we serve sign a service staffing agreement and/or services agreement ("Client Agreement"), which establishes our service fee. The client agreement is subject to periodic adjustments to account for changes in the composition of the associated workforce and statutory changes that affect our costs. Our client agreement establishes the division of responsibilities between us and client management at the employee worksite. We are responsible for personnel administration and are liable for certain employment-related government regulation. In addition, we assume liability for payment of salaries, wages (including payroll taxes), and employee benefits of worksite employees. Client company management retains the employees' services and remains liable for the purposes of certain government regulations.

         Our business represents a distribution channel for a wide variety of employer and employee benefit programs such as 401(k) plans, 125-Flex plans, legal services, tax consulting, payroll advances, and insurance programs. Our intention is to expand our business through offering a variety of financial services.

         Our business is growing rapidly, but profit margins are small. Consequently, profitability depends on (1) economies of scale leading to greater operating efficiencies; and (2) value-added services such as training, education, Internet support, and other services that may be used by employers and employees.

         The income model for the service segment of our business generally revolves around fees charged per employee. While gross profit is low, gross revenues are generally substantial. We evaluate our business as one segment even though our staffing and human resources services and products are offered under various brand names.

         According to the U.S. Small Business Administration ("SBA"), the U.S. has over 6 million small businesses, defined as those companies with 100 or fewer employees, representing over 99% of all businesses. The U.S. Census Bureau reports that small businesses represent the fastest growing segment of U.S. employment and commerce, representing an estimated annual payroll of $1.4 trillion.

Market Overview - Visual Imaging
--------------------------------

         We provide imaging products and services through our Image Tech subsidiary. This business segment includes our proprietary ColorBlind color management software, our patented Photomotion technology, and photographic services.

         Accurate color reproduction is one of the largest single challenges facing the imaging industry. Customers demand systems that are easy to use, predictable and consistent. A color management system is needed so users can convert files for use with different devices. The varying characteristics of each device are captured in a device profile. The International Color Consortium ("ICC") has established a standard for the format for these profiles.

         ColorBlind color management software is a pre-packaged suite of applications, utilities, and tools that allow users to precisely create ICC profiles for each device in the color workflow including scanners, monitors, digital cameras, printers, and other specialized digital color input and output devices. Once profiled, ColorBlind balances these profiles to produce accurate, consistent, and reliable color rendering from input to output. ColorBlind software is sold as a stand-alone application or licensed to OEM's for resale to be bundled with peripheral devices. We operate an internet site, color.com, as a resource center to provide information on the highest quality correct color. This site allows consumers to purchase our products, including ColorBlind software; and serves as an information resource for color imaging, including white papers on color imaging and management, links to color consultants and experts, and products.

         Photomotion is based upon patented technology. The resulting product is a unique color medium that uses existing original images to create the illusion of movement or multiple static displays that allow three to five distinct images to be displayed in an existing light box. The images appear to change, or "morph," as a viewer passes the display. This ability to put multiple images in a single space, without the need for mechanical devices, allows for the creation of an active and entertaining display. The product is currently marketed in the U.S., Europe, Asia and Latin America.

         Visual marketing, including out-of-home media, is a large and growing, multi-billion dollar worldwide industry. An industry survey suggests that the field of visual marketing will increase at a rate of 50% annual for the next ten years. Out-of-home media plays a critical role in the media plans of national and international advertisers.

Competition
-----------

         The financial and human resources services business is highly competitive, with over 800 firms operating in the U.S. There are several firms that operate on a nationwide basis with revenues and resources far greater than ours. Some large companies that we compete with are owned by insurance carriers and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, and Staff Leasing, Inc.

         The markets for our imaging products and services are highly competitive and rapidly changing. Our ability to compete in our markets depends on a number of factors, including the success and timing of product and services introductions by us and our competitors, selling prices, performance, distribution, marketing ability, and customer support. A key element of our strategy is to provide competitively-priced, quality products and services.

Operations
----------

         Up until January 2005, our main executive and administrative offices were located in the Village Business Park, in the City of Buena Park, California. We maintained a second facility nearby until March 2005. Our headquarters are currently located in Anaheim, California. We maintain facilities in Southfield and Jackson Michigan.

Manufacturing, Products, and Sources of Supply
----------------------------------------------

         We manufacture our software products in-house and through selected outside vendors. We use a variety of vendors for our film and manufacturing processes. Presently, there are no contractual arrangements between us and our suppliers. Purchase orders are written to request parts on an as-required basis. However, there can be no assurance that we will maintain a sufficient number of suppliers for film and manufacturing processes in the future.

Research and Development
------------------------

         Some of our products are characterized by rapidly evolving technology, frequent new product introductions, and significant price competition. Accordingly, we monitor new technology developments and coordinate with suppliers, distributors and dealers to enhance existing products and to lower costs. Advances in technology require ongoing investment. We have entered into no formal projects in research and development for several years; however, we do make modifications to existing products on an as-needed basis to maintain their currency.

Intellectual Property
---------------------

         In August 1999, John Capezzuto, the Company's chief executive officer, was issued a patent by the United States Patent and Trademark Office for his "Back Lit Multi Image Transparency" (Photomotion) technology. The United States patent number is 5,782,026. Mr. Capezzuto, for a nominal fee, granted the Company a license to use the patented technology until 2003. In January 2003 Mr. Capezzuto assigned the rights to the Photomotion patent to the Company. SLVG has registered "Photomotion" as a trademark.

         ColorBlind software products are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by our software. We protect our software source code as trade secrets and make our proprietary source code available to certain customers only under limited circumstances and specific security and confidentiality constraints. However, we believe that the effectiveness of patents, trade secrets, and copyright protection may be less important in influencing our long-term success than the experience of our employees and our contractual relationships.

         We have obtained U.S. registration for several of our trade names or trademarks, including ColorBlind, Photomotion MedicalHR, CallCenterHR, ProSportsHR, and The Benefits Bank. These trade names are used to distinguish our products and services in the markets we serve.

           If we fail to establish that we have not violated the asserted rights, we could be prohibited from marketing the associated product and/or services, and we could be liable for damages. We rely on a combination of trade secret, copyright and trademark protection, and non-disclosure agreements to protect our proprietary rights.

Personnel
---------

         Excluding over 1,000 staffing employees we place with our clients, we currently have 30 full-time, and no part-time, employees. We have never experienced a work stoppage, and we believe that our employee relations are good. Our success depends, to a large extent, upon the continued services of our key technical employees. The loss of such personnel could have a material adverse effect on our business and our results of operations.

ITEM 2.  DESCRIPTON OF PROPERTY
-------------------------------

         SLVG owns no real property. Up until January 2005, our main executive and administrative offices were located in the Village Business Park, in the City of Buena Park, California. The lease rate was $5,630 per month. The lease expired in 2003 and was month to month until vacated until 2005. We vacated our second facility in March 2005 which was a 1,750 square foot facility and was located less than one mile away from the main executive and administrative offices. The lease rate for this space was $2,210 per month.

         Our main offices are currently 1520 S. Lewis Street, Anaheim, CA 92805. This location has 9600 sq. feet, with the monthly lease rate of $6,300 per month.. The terms are a three year lease until January 2008, with a three option and a right of first refusal on the building. The lease rate increases 1.5% per year with one month free rent in month 24 of the lease period.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         There is no current outstanding litigation in which we are involved in other than routine litigation incidental to our ongoing business. From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

PART II
================================================================================

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------

         Our common stock is traded in the over-the-counter market, and quoted on the National Quotation Bureau, Inc. Pink Sheets(R) under the symbol: "SLVG".

         The following table sets forth the high and low bid quotations of SLVG common stock for the periods indicated as reported by the National Quotation Bureau, Inc. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

                                        High              Low
                                      --------          -------
Year ended Sept. 30, 2001*
     First quarter                    $   0.01        $   0.01
     Second quarter                       0.30            0.01
     Third quarter                        0.10            0.02
     Fourth quarter                       0.10            0.02
Year ended Sept.  30, 2002
     First quarter                    $   0.29        $   0.01
     Second quarter                       0.13            0.01
     Third quarter                        0.05            0.00
     Fourth quarter                       0.05            0.00
Year ended Sept.  30, 2003
     First quarter                    $   0.05        $   0.00
     Second quarter                       0.00            0.00
     Third quarter                        0.01            0.00
     Fourth quarter                       0.02            0.00


         The number of holders of record of our common stock, $.001 par value, including banks, brokers, and nominees, reported by our transfer agent, Atlas Stock Transfer, was approximately 741 at May 9, 2006.

Dividends
---------

         We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The Board of Directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; our inability to retain key employees; our inability to obtain sufficient financing to continue to expand operations; and changes in demand for products by our customers.

OVERVIEW
--------

         We are a subsidiary of Dalrada Financial Corporation.

         Until 2005 our principal business was visual marketing. Our major source of revenues is in developing and mounting photographic and digital images for use in display advertising for tradeshows and customer building interiors. Our proprietary/patented PhotoMotion product, is a color medium of multi-image transparencies using existing originals to create the illusion of movement. Photomotion allows for three to five distinct images to be displayed with an existing lightbox.

         We also support and distribute ColorBlind software, a product originally developed by DRDF. The ColorBlind suite of software provides color management to improve the accuracy of color reproduction - especially as it relates to matching color between different devices in a network, such as monitors and printers. Additionally, we market ColorBlind software products on the Internet through our COLOR.COM website.

         We also provide services as a custom color laboratory specializing in visual marketing through the production of single image and digital multi-image color photography. Our services include a full range of Photomotion technology, related client support, technical and customer services.

         We have organized our imaging business in a wholly-owned subsidiary, Image Tech, Inc.

         In 2005, through the acquisition of Solvis Group Michigan, M&M Nursing, and ProHealth Home Care, we began providing staffing and human resources services. These services allow our customers to outsource many human resources tasks, including payroll processing, workers' compensation insurance, health insurance, employee benefits, 401k investment services, personal financial management, and income tax consultation.

         We provide a broad range of financial services, including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management. Through our Jackson Staffing subsidiary (and MedicalHR and CallCenterHR operating units), we provide temporary staffing services to small and medium-sized businesses - primarily to call centers and medical facilities.

         In 2005 we established a self-insured worker's compensation program. In connection with this self-insured program, we were required to establish a worker's compensation deposit in the amount of $2,625,000. Our maximum exposure under this self-insured worker's compensation program is $4,200,000 and we are liable up to $250,000 per occurrence. We purchase coverage from a worker's compensation insurer to cover additional losses above the policy limits. We believe that we can expand our staffing business as a result of us establishing this self-insured worker's compensation program

         We have limited finances and require additional funding in order to accomplish our growth objectives, including marketing of our products and services. There is no assurance that we will have revenues in the future, or that we will be able to secure other funding necessary for our future growth and expansion. There is also no assurance that our technology will perform as intended or that potential customers will show sufficient interest in our products and related services. Furthermore, there is no assurance that we will be successful in development or marketing of our products or in generating any meaningful revenues from operations. Also see "Risks and Uncertainties."

         Our current business strategy is: to expand our staffing services businesses and to continue to commercialize imaging technologies, including PhotoMotion Images and ColorBlind color management software through our QPI subsidiary.

RESTRUCTURING AND NEW BUSINESS UNITS
------------------------------------

         In July 2002, we entered into an agreement to sell controlling interest of SLVG to DRDF. On January 14, 2003, we completed the transaction, the terms of which were reported by DRDF on Form 8-K filed January 21, 2003, and incorporated herein by reference.

RESULTS OF OPERATIONS
---------------------

SALES

         Revenues were $876,067 and $996,137 for the fiscal years ended September 30, 2001, and 2000, respectively. The 12.1% decrease in total revenues in fiscal 2001 as compared with fiscal 2001 was due primarily to a lack of operating capital to finance marketing and sales activities.

COST OF GOODS SOLD

         Cost of products sold were $173,115 (19.8% of sales) and $747,051 (75% of sales) for the fiscal years ended September 30, 2001, and 2000, respectively. The increase in profitability in fiscal 2001 from prior year is due primarily to sales of ColorBlind software, which has very low costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $1,314,833 (150% of sales) and $1,364,035 (137% of total revenues) for the fiscal years ended September 30, 2001, and 2000, respectively. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities, consulting, advertising, and other marketing related expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our operations primarily through cash generated from operations, debt financing, and from the sale of equity securities.

         We continue to pursue additional financings to fund our operations and growth. There can be no assurance, however, that we will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company.

         As of September 30, 2001, we had negative working capital of $2,132,957, an improvement of $278,214 from September 30, 2000.

         Net cash provided by operating activities was $81,895 for fiscal 2001 compared to net cash used by operating activities of 478,211 in fiscal 2000. The changes in fiscal 2001 compared to fiscal 2000 were due primarily to an increase in current liabilities.

         Net cash used by financing activities was $81,895 in fiscal 2001 compared to $474,596 fiscal 2000. The decreases were due primarily to cash received in fiscal 2000 from the sales of common stock and the issuance of notes payable.

         We have no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our services and products, the resources we devote to marketing and selling our services and products, and other factors. We anticipate that our capital requirements will increase in future periods as we increase our sales and marketing efforts. The report of our independent auditors accompanying our September 30, 2001 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth.

         We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

See index to consolidated financial statements on Page F-1

            SOLVIS GROUP, INC. (F/K/A/ QUIK PIX, INC.) AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                    CONTENTS

                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of September 30, 2001                    F-2

     Consolidated Statements of Operations for the years ended
          September 30, 2001 and 2000 F-3

     Consolidated Statements of Stockholders' Deficit for the
          years ended September 30, 2001 and 2000                           F-4

     Consolidated Statements of Cash Flows for the years ended
          September 30, 2001 and 2000                                       F-5

     Notes to Consolidated Financial Statements                             F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Solvis Group, Inc. (f/k/a Quik Pix, Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheet of Solvis Group, Inc. (f/k/a Quik Pix, Inc.) and subsidiary as of September 30, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solvis Group, Inc. (f/k/a Quik Pix, Inc.) and subsidiary as of September 30, 2001, and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.




March 10, 2006                            /s/ WEINBERG & COMPANY, P.A.
                                          --------------------------------------
                                          Boca Raton, Florida

                        SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                           CONSOLIDATED BALANCE SHEET


                                                                   SEPTEMBER 30,
                                                                       2001
                                                                    -----------

                                     ASSETS

CURRENT ASSETS
     Accounts receivable, net of allowance of $183,977              $   173,673
     Inventories                                                         44,597
                                                                    -----------
TOTAL CURRENT ASSETS                                                    218,270
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                                  --
INTANGIBLE ASSET, net                                                    13,440
DEPOSITS                                                                 10,508
GOODWILL, net                                                            12,171
                                                                    -----------
TOTAL ASSETS                                                        $   254,389
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                                 $    11,273
     Accounts payable and accrued expenses                              377,025
     Due to related party                                                89,000
     Accrued interest                                                   605,637
     Payroll taxes and benefits payable                                 772,900
     Sales tax payable                                                   17,715
     Income tax payable                                                 116,978
     Current portion of long-term debt                                  337,630
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             2,328,158
                                                                    -----------
LONG-TERM LIABILITIES                                                   903,535
                                                                    -----------
TOTAL LIABILITIES                                                     3,231,693
                                                                    -----------
STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 10,297,305 shares issued and outstanding              10,297
     Common stock to be issued (1,000,000 shares)                        40,000
     Stock subscription receivable                                      (80,000)
     Additional paid-in capital                                       1,260,309
     Accumulated deficit                                             (4,207,910)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT                                          (2,977,304)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   254,389
                                                                    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                        SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED
                                                   -----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                       2001            2000
                                                   ------------    -------------

SALES                                              $    876,067    $    996,137

COST OF GOODS SOLD                                      173,115         747,051
                                                   ------------    -------------
GROSS PROFIT                                            702,952         249,086
                                                   ------------    -------------
OPERATING EXPENSES
     Professional fees                                  167,394         724,780
     Other selling, general and administrative        1,147,439         639,255
                                                   ------------    -------------
TOTAL OPERATING EXPENSES                              1,314,833       1,364,035
                                                   ------------    -------------
LOSS FROM OPERATIONS                                   (611,881)     (1,114,949)
                                                   ------------    -------------
OTHER INCOME (EXPENSES):
     Interest expense                                  (197,347)       (172,923)
     Other                                               19,624              37
                                                   ------------    -------------
TOTAL OTHER INCOME (EXPENSE)                           (177,723)       (172,886)
                                                   ------------    -------------
LOSS BEFORE PROVISION FOR INCOME TAXES                 (789,604)     (1,287,835)

PROVISION FOR INCOME TAXES                                  800             800
                                                   ------------    -------------
NET LOSS                                           $   (790,404)   $ (1,288,635)
                                                   ============    ============
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED    $      (0.08)   $      (0.14)
                                                   ============    ============
WEIGHTED AVERAGE COMMON EQUIVALENT
     SHARES OUSTANDING - BASIC                       10,297,305       8,928,957
                                                   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements



                                                  SOLVIS GROUP, INC. AND SUBSIDIARY
                                                       (F/K/A QUIK PIX, INC.)
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUIT



                                                                COMMON        STOCK TO     ADDITIONAL
                                       COMMON STOCK            STOCK TO     SUBSCRIPTION     PAID-IN      ACCUMULATED
                                    SHARES         AMOUNT      BE ISSUED     RECEIVABLE      CAPITAL        DEFICIT        TOTAL
                                 -------------------------   ------------  --------------------------    ---------------------------
BALANCE, SEPTEMBER 30, 1999        6,003,462   $     6,003   $        --   $        --    $   225,603    $(2,128,871)   $(1,897,265)

Stock issue for cash               3,883,333         3,883            --       (80,000)       551,117             --        475,000
Recapitalization:
  reclassification of equity         410,510           411            --            --           (411)            --             --
Issuance of options for services          --            --            --            --        484,000             --        484,000

Net loss                                  --            --            --            --             --     (1,288,635)    (1,288,635)

                                 -------------------------   -----------   --------------------------    ---------------------------
BALANCE, SEPTEMBER 30, 2000       10,297,305        10,297            --       (80,000)     1,260,309     (3,417,506)    (2,226,900)

Common stock to be
  issued for services                     --            --        40,000            --             --             --         40,000

Net loss                                  --            --            --            --             --       (790,404)      (790,404)
                                 -------------------------   -----------   --------------------------    ---------------------------
BALANCE, SEPTEMBER 30, 2001       10,297,305   $    10,297   $    40,000   $   (80,000)   $ 1,260,309    $(4,207,910)   $(2,977,304)
                                 =========================   ===========   ==========================    ===========================


                                        The accompanying notes are an integral part of these
                                                  consolidated financial statements








                        SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED
                                                         ---------------------------
                                                         SEPTEMBER 30, SEPTEMBER 30,
                                                             2001           2000
                                                         -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $  (790,404)   $(1,288,635)
   Adjustment to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                         148,344        148,344
       Provision for doubtful accounts                        48,909         63,068
       Value of options issued for services                       --        484,000
       Value of common stock to be issued for services        40,000             --
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                      (4,288)       (73,322)
     Deposits                                                   (192)        (4,981)
     Prepaid and other assets                                     --          8,097
     Inventories                                             (14,597)            --
   Increase (decrease) in:
     Accounts payable and accrued expenses                   174,135       (145,850)
     Due to related party                                     89,000             --
     Accrued interest                                         72,380         79,317
     Payroll taxes and benefits payable                      239,585        200,716
     Sales tax payable                                         6,670          8,010
     Income tax payable                                       72,353         43,025
                                                         -----------    -----------
Net cash provided by (used in) operating activities           81,895       (478,211)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft, net                               5,448          5,825
   Proceeds from issuance of common stock                         --        475,000
   Due form officer and employees                                 --          4,000
   Proceeds from notes payable                                    --         90,642
   Payments on notes payable and capital leases              (87,343)      (100,871)
                                                         -----------    -----------
Net cash provided by (used in) financing activities          (81,895)       474,596
                                                         -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               --         (3,615)

CASH AND CASH EQUIVALENTS, Beginning of year                      --          3,615
                                                         -----------    -----------
CASH AND CASH EQUIVALENTS, End of year                   $        --    $        --
                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                         ===========    ===========
   Interest paid                                         $        --    $    40,842
                                                         ===========    ===========
   Income taxes paid                                     $        --    $        --
                                                         ===========    ===========


                The accompanying notes are an integral part of these
                          consolidated financial statements



                                        F-5

                        SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and Line of Business
     ---------------------------------

     Solvis Group, Inc. (f/k/a Quik Pix, Inc.) (the "Company") was incorporated under the laws of the State of California on November 4, 1980. The Company is a custom color laboratory specializing in visual marketing through the production of single image and digital multi-image color photography.

     In October 1986, the original stockholders entered into a contract for the sale of the Company through a leveraged buyout arrangement with another corporation, QPI Group, Inc., incorporated under the laws of the State of California on August 22, 1986. QPI Group, Inc. was incorporated specifically for the purpose of acquiring the original Quik Pix, Inc. Subsequent to the acquisition, QPI Group, Inc. changed its name to Quik Pix, Inc.

     In September 1987, Quik Pix, Inc. entered into a letter of intent with Redwood Financial, Inc. (a Nevada corporation), whereby it agreed to exchange all of its issued and outstanding shares of common stock for 14,000,000 shares of Redwood Financial, Inc. This transaction was completed in December 1987. Subsequent to the merger, the name was changed to Quik Pix, Inc. For financial reporting purposes this transaction was reflected as a recapitalization of Quik Pix, Inc. and reverse merger with Redwood Financial, Inc.

     On July 28, 2005, the QuikPix, Inc. changed its name to Solvis Group, Inc.

     On March 21, 2000, the Company acquired all the outstanding shares of common stock of Baroque Corporation (See Note 8).

     On January 14, 2003, Dalrada Financial Corporation ("Dalrada" f/k/a Imaging Technologies, Inc.) completed its acquisition of approximately 85% of the issued and outstanding shares of common stock of the Company. The purchase price was 12,500,000 shares of Dalrada restricted common stock.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Baroque Corporation, all significant inter-company balances and transactions have been eliminated in consolidation.

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


     Use of Estimates
     ----------------

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

     Financial Statement Presentation
     --------------------------------

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

     Fair Value of Financial Instruments
     -----------------------------------

     For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, cash overdraft, accounts payable and accrued expenses, accrued interest, due to related party, payroll taxes and benefits payable and taxes payable, the carrying amounts approximate fair value due to their short-term maturities. The amounts shown for long-term debt also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

     Concentration of Credit Risk
     ----------------------------

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has not experienced a loss in such accounts. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

     Revenue Recognition
     -------------------

     Revenue from product sales are recognized at the time the products are shipped. Shipping and handling charges that are billed to customers are included in gross sales, with the related costs included in cost of sales.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


     Inventories
     -----------

     Inventory consisting principally of raw film and other photo processing stock are stated at the lower of cost or market utilizing the first-in, first-out method.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost and are fully depreciated as of September 30, 2001. When retired or otherwise disposed of, the related cost and accumulated depreciation is eliminated from the respective accounts and the net difference, less any amount realized from the disposition, is reflected in earnings. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

     Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets as follows:


                Machinery and equipment                 5 years
                Furniture and fixtures                  3-5 years
                Leasehold improvements                  5 years
                Transportation equipment                3-5

     Capital Leases
     --------------

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

     Amortization
     ------------

     In 1986, goodwill was recorded as a result of the leveraged buyout and was being amortized using the straight-line method over a period of 40 years. In 1998, the estimated economic life was changed to 15 years. Multi-image technology acquired in 1994 is amortized using the straight-line method over a period of 15 years. When an intangible asset exceeds associated expected operating flows, it is considered impaired and is written down to net fair market value.

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


     Impairment of Long-Lived Assets
     -------------------------------

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

     Comprehensive Income (Loss)
     ---------------------------

     SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. For the years ended September 30, 2001 and 2000, the Company does not have items that represented other comprehensive income (loss) and, accordingly, has not included in the statement of stockholders equity the change in comprehensive income (loss).

     Income Taxes
     ------------

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

     Stock Based Compensation
     ------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model. There were no options granted during the years ended September 30, 2001 and 2000, therefore the pro forma disclosure is not presented.

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


     Earnings (Loss) Per Share
     -------------------------

     The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no options/warrants outstanding at September 30, 2001. The Company has a net loss for the years ended September 30, 2001 and 2000. Accordingly, the diluted per share amounts do not reflect the impact of options/warrants because the effect of each is antidilutive.

     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In November 2004, the FASB issued SFAS No. 151, entitled INVENTORY COSTS -- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled INVENTORY PRICING [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges WITHOUT REGARD to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 152, entitled ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS -- AN AMENDMENT OF FASB STATEMENTS NO. 66 AND 67. SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2. SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, entitled EXCHANGES OF NONMONETARY ASSETS -- AN AMENDMENT OF APB OPINION NO.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the consolidated financial statements.

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

     In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

     In December 2004, the FASB issued SFAS No. 123 (Revised), entitled SHARE-BASED PAYMENT. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not impact the consolidated financial statements as the Company has not granted any equity instruments to employees.

     In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 2 - PROPERTY AND EQUIPMENT

     The cost of property and equipment at September 30, 2001 consisted of the following:

                  Digital equipment               $   486,262
                  Machinery equipment                 489,952
                  Furniture and fixtures               98,800
                  Leasehold improvement                70,839
                  Transportation equipment             42,282
                                                  -----------
                                                    1,188,135
                  Less accumulated depreciation    (1,188,135)
                                                  -----------
                                                  $        --
                                                  ===========

     There was no depreciation expense for the years ended September 30, 2001 and 2000 because the property and equipment was fully depreciated in those years.

NOTE 3 - INTANGIBLE ASSET

     During 1994, the Company purchased the rights to a photo process called "multi-image." This process permits up to five images to be displayed in sequence. The original cost of purchasing this technology was capitalized and is being amortized. Consulting fees and other costs relating to the implementation of this technology are expensed as incurred.

     Amortization expense for the fiscal years ended September 30, 2001 and 2000 was $1,680 and $1,680, respectively.

NOTE 4 - GOODWILL

     In October 1986, a leveraged buyout of the Company's original stockholders was completed. The leveraged buyout agreement called for a purchase price of $2,625,000, which was in excess of the book value (which approximated fair value) of the Company. As a result, goodwill was established. The economic life was changed in 1998. This change in the estimated life of the goodwill has the effect of decreasing net income for 1998 by $1,000,707. The following is a summary of the determination of goodwill as of September 30, 2001:

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                  Purchase price                  $ 2,625,000
                  Less:  Net book value at
                    date of acquisition              (425,091)
                                                  -----------
                  Goodwill                          2,199,909
                  Accumulated amortization         (2,187,738)
                                                  -----------
                                                  $    12,171
                                                  ===========

     Amortization expense for the years ended September 30, 2001 and 2000 was $146,664 and $146,664, respectively.

NOTE 5 -  PAYROLL AND INCOME TAXES PAYABLE

     At September 30, 2001 the Company owed approximately $772,900 in payroll taxes and $116,978 in corporate taxes for several prior fiscal year-ends. Such amounts include interest and penalties as of the date of issuance of these financial statements.

NOTE 6 - NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

     Notes payable and capitalized lease obligation at September 30, 2001 were as follows:

          Bank line, due May 2000, interest at prime plus
          2.25%, guaranteed by an officer of the Company.
          This line of credit was converted to a term loan
          on July 25, 2000, maturing on July 31, 2004.              $    24,507

          Convertible subordinated debentures, secured by
          certain of the issued and outstanding stock of the
          Company, interest payable monthly at 6.47% per
          annum, maturing September 2005.                               809,345

          Convertible subordinated debentures, secured by
          certain of the issued and outstanding stock of the
          Company, with no stated interest rate, maturing
          September 2005.                                                 7,918

          Note payable to stockholder, unsecured, interest
          at 10% per annum, principal due on demand. This
          note was converted to a non-interest bearing loan
          during fiscal year 2000.                                      105,608

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


          Note payable to stockholder, unsecured, interest
          at 12% per annum, maturing December 2000 (As of
          the date of issuance of these financial
          statements, the principal balance was unpaid.)                145,000

          Capitalized lease obligation, finance company,
          secured by digital equipment, payable in monthly
          installments of $831 including interest at 18.8%
          per annum, maturing July 2002. This lease has been
          subsequently amended with monthly installments of
          $1,200 including interest at 10% per annum,
          maturing August 2002.                                           9,743

          Capitalized lease obligation, finance company,
          secured by digital equipment, payable in monthly
          installments with interest at 16.3% per annum.                  8,342

          Capitalized lease obligation, finance company,
          secured by digital equipment, payable in monthly
          installments with interest at 20.1% per annum.                 14,195

          Capitalized lease obligation, finance company,
          secured by digital equipment, payable in monthly
          installments with interest at 15.7% per annum.                  2,279

          Notes payable to stockholders, unsecured,interest
          payable at 12% per annum, principal due on demand.
          This note was converted to a non-interest bearing
          loan during fiscal year 2000.                                  62,519
          Note payable upon demand                                       51,709
                                                                    -----------
                                                                      1,241,165
          Less: current portion                                        (337,630)
                                                                    -----------
                                                                    $   903,535
                                                                    ===========

     The convertible subordinated debentures were issued in connection with the leveraged buyout of the Company in October 1986 (See Note 4). The debentures were scheduled to mature in 1991. However, the Company, in accordance with the terms of the debentures, extended the maturity of the debentures to September 2005. At any time prior to the maturity of the debentures, they may be converted at 50% of the face value of the debentures into shares of the Company's common stock. At no time can the conversion exceed 3% of the outstanding shares of the Company. The conversion price is specified in the terms of the debentures.

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


     Notes payable and capitalized lease obligations mature as follows:


                  Year ending September 30,

                  2002                        $  337,630
                  2003                            75,201
                  2004                            11,071
                  2005 and thereafter            817,263
                                              ----------
                                              $1,241,165
                                              ==========

NOTE 7 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2001 are as follows:

              Deferred tax assets:
                   Net operating loss carryforward   $ 1,405,000
                   Less valuation allowance           (1,405,000)
                                                     -----------
              Net deferred tax liability             $        --
                                                     ===========

     Income tax expense for the years ended September 30, 2001 and 2000 is as follows:

                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                 2001           2000
                                             ------------   ------------
             Federal                         $         --   $         --
             State                                    800            800
             Deferred - federal and state              --             --
             Change in valuation allowance             --             --
                                             ------------   ------------
             Income tax expense              $        800   $        800
                                             ============   ============

     Following is a reconciliation of the amount of income tax expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense:

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                 2001           2000
                                             ------------   ------------
Tax benefit at federal statutory rates       $   (269,000)  $   (396,000)
Increase in valuation allowance                   269,000        396,000
                                             ------------   ------------
                                             $         --    $        --
                                             ============   ============

     At September 30, 2001, the Company had net operating loss carryforwards, of approximately $4,131,000, for U.S. Federal income tax purposes available to offset future taxable income, expiring in the year 2019.

     The valuation allowance at October 1, 2000 was approximately $1,136,000. The net change in the valuation allowance during the years ended September 30, 2001 and 2000 was an increase of approximately $269,000 and $396,000, respectively.

NOTE 8 - STOCKHOLDERS' DEFICIT

     Common Stock Options Granted to Consultants
     -------------------------------------------

     For options issued to consultants, the Company applies SFAS 123. The Company issued 400,000 options during 2000 at an exercise price of $0.20 per share to a consultant for services performed in 2000. The fair value of the options, aggregating $484,000, was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 432%, risk-free interest rate of 6.12%, expected options life 6 months. The $484,000 was charged to consulting expense during fiscal year 2000.

     Common Stock to be Issued
     -------------------------

     On March 15, 2000, effective March 15, 2001 (See Note 9) and as amended on September 3, 2004 by a settlement agreement, the Company agreed to issue 1,000,000 shares of common stock to a consultant in return for prior services valued at $40,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Operating Leases
     ----------------

     The Company conducts its operations from facilities that are leased under an operating lease, which expires June 2003. The base rent is currently $5,630 per month, adjustable by the increase in the consumer price index, not to exceed 6% per annum. Under the terms of the lease, the Company is obligated for its allocated share of operating costs as defined in the lease agreement. Total payments made under this lease for the years ended

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


     September 30, 2001 and 2000 were $67,560 and $65,289, respectively.

     The Company also conducts operations from facilities leased under an operating lease expiring September 2002. At September 30, 2001, the base rent is $2,210. Under the terms of the lease, the Company is obligated for repairs and maintenance. Total payments made under this lease for the years ended September 30, 2001 and 2000 was $26,520 and $24,420, respectively.

     The following is a schedule, by year, of future minimum lease payments for all non-cancelable operating leases:

                                                OPERATING
                                                 LEASES
                                                --------
                  Year ending September 30,
                  2002                          $ 94,860
                  2003                            33,780
                                                --------
                                                $128,640
                                                ========

     Consulting Agreement
     --------------------

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

     On September 3, 2004, the former shareholder and the Company entered into a settlement agreement whereby the former shareholder agreed to accept 1,000,000 shares of the Company's common stock in return for his prior services valued at $40,000 and as satisfaction of the obligation of the Company to issue the common shares referred to in the original agreement.

                       SOLVIS GROUP, INC. AND SUBSIDIARY
                             (F/K/A QUIK PIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 10 - SUBSEQUENT EVENTS
---------------------------

     On January 14, 2003, Dalrada completed its acquisition of the Company by acquiring 110,000,000 newly issued shares of the Company which represents approximately 85% of the issued and outstanding shares of common stock of the Company. The purchase price was 12,500,000 shares of Dalrada restricted common stock which was used to retire certain convertible debentures.

     Subsequent to September 30, 2001, the Company settled accrued salary due its President through fiscal year end 2002, of $151,000 by issuing 10,000,000 shares of its common stock.

     Subsequent to September 30, 2001, the Company canceled debentures held by certain individuals in the aggregate of $817,132 for an aggregate of 12,500,000 shares of Dalrada restricted common stock and 2,500,000 shares of the Company's restricted stock. Additionally, the holders of the debentures forgave all accrued interest due under the debentures.

     Subsequent to September 30, 2001, the Company re-computed its tax liabilities, including interest and penalties at $1,180,717. The Company is currently in negotiations with the Internal Revenue Service to settle these liabilities.

     In March, 2004, the Company entered into an agreement with Global Food Technologies Inc., whereby Baroque, Corporation, ("BC"), a wholly owned subsidiary of the Company, would acquire all of the assets of Global Food Technologies, Inc ("GFT") (the "Transaction") and trade up to 97% of its stock in the Transaction for the assets of GFT. Subsequently, GFT informed the Company, that the SEC would not allow the merger. Therefore, the transaction was rescinded.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

N/A

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES
-------------------------------------------

         Our Chief Executive Officer AND Chief ACCOUNTING Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period ended September 30, 2001, covered by this annual report (the "Evaluation Date"), and based on the Chief Executive Officer AND Chief ACCOUNTING Officer's evaluation, such officer has concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

         The material weaknesses in internal control over financial reporting resulting from the Chief Executive Officer's evaluation are described below. In addition there are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

         There were no changes made in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Attached as Exhibits 31.1 and 31.2 to this annual report are certifications of the Chief Executive Officer and Chief Financial Officer required in accordance with Rule 13a-14(a) of the Exchange Act. This portion of the Company's quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

         The material weaknesses were identified as: (1) Planning and implementation of our Accounting System; (2) Financial Statement closing process; (3) Ineffective Information Technology control environment, including the design of our information security and data protection controls; (4) Untimely detection and assessment of impairment of intangible assets (i.e., patents where indicators of impairment are present; (5) Inadequate review of the valuation of certain payroll tax liabilities that resulted in post-closing journal entries to properly reflect our payroll tax liabilities; (6) Proper recording of conversion of debt into shares of common stock, including the ability of certain managers to record journal entries without adequate review or supporting documentation and an inability by management to adequately review the issuance of common stock; and, (7) Lack of the necessary depth of personnel with sufficient technical accounting experience with U.S. GAAP to perform an adequate and effective secondary review of technical accounting matters. We will continue to evaluate the material weaknesses and will take all necessary action to correct the internal control deficiencies identified. We will also further develop and enhance our internal control policies, procedures, systems and staff to allow us to mitigate the risk that material accounting errors might go undetected and be included in our consolidated financial statements.

         We contemplate undertaking a thorough review of our internal controls as part of our preparation for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and we are using this review to further assist in identifying and correcting control deficiencies. At this time, we have not completed our review of the existing controls and their effectiveness. Unless and until the material weaknesses described above, or any identified during this review, are completely remedied, evaluated and tested, there can be no assurances that we will be able to assert that our internal control over financial reporting is effective, pursuant to the rules adopted by the SEC under
Section 404, when those rules take effect.


ITEM 8B. OTHER INFORMATION
-------- -----------------

NONE

PART III
================================================================================

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         --------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company, their ages and positions with the Company as of September 30, 2001 are as follows:


      Name                        Age      Since        Director Title

      John Capezzuto              60       1980         Director
      Brian Bonar                 58       2000         Director, CEO
      Richard H. Green            67       2003         Director, Chairman
      Robert A. Dietrich *        58       2003         Chief Accounting Officer
      Stephen J. Fryer *          65       2003         Director
      L. Bill Brann III           51       2005         Director
      Eric Gaer                   57       2005         Director


      * Resigned as a director in February 2006

         JOHN CAPEZZUTO has served as the President of Quik Pix since its inception. Mr. Capezzuto resigned as President/CEO in May of 2005. Mr. Capezzuto's employment history includes various managerial positions in New York-based photographic labs. He has also had extensive experience in point-of-purchase displays and trade show exhibit building. Over the last 15 years, he has been on the board of directors for the following private corporations: Exhibitronix Inc., Modular Display Systems, Inc., Tabery Corporation, Delta Transport, and American Distributing Company.

         BRIAN BONAR has been a Director of Quik Pix since February 2000. Mr. Bonar resigned as Chairman of Solvis in April, 2005 and currently serves as CEO. He has served as a Chairman and Chief Executive Officer of Dalrada Financial Corporation (formerly Imaging Technologies Corporation) since 1995. From 1992 through 1994, Mr. Bonar served in various executive positions for Dalrada. From 1991 to 1992, Mr. Bonar was Vice President of Worldwide Sales and Marketing for Bezier Systems, Inc., a San Jose, California-based manufacturer and marketer of laser printers. From 1990 to 1991, he was Worldwide Sales Manager for Adaptec, Inc., a San Jose-based laser printer controller developer. From 1988 to 1990, Mr. Bonar was Vice President of Sales and Marketing for Rastek Corporation, a laser printer controller developed located in Huntsville, Alabama. From 1984 to 1988, Mr. Bonar was employed as Executive Director of Engineering at QMS, Inc., an Alabama-based developer and manufacturer of high-performance color and monochrome printing solutions. Prior to these positions, Mr. Bonar was employed by IBM, U.K. Ltd. for approximately 17 years. He also serves as Chairman and CEO for Warning Model Management, Inc., a Los Angeles-based model agency.

         DR. RICHARD H. GREEN has served as a director since January 2003 and serves on its Audit and Compensation Committees. Since April of 2005 has served as Chairman of the Board of Solvis. He is currently the President of International Power & Environmental Company (IPEC), a consulting company located in San Diego, California. From 1993 through 1995, he served as Deputy Secretary of the State of California Environmental Protection Agency (Cal/EPA). >From 1988 through 1993 Dr. Green served as Manager of Program Engineering and Review Office in the Office of Technology and Applications at the Jet Propulsion Laboratory (JPL) in Pasadena, California, where he had held various management positions, including the Office of Planning, since 1967. In 1970, Dr. Green was Principal Investigator for NASA's Apollo-12 Mission to the moon. From 1965 through 1967, he served as Senior Engineer for The Boeing Company, Space Division. From 1983 through 1985, he held the Corwin D. Denny Chair as Professor of Energy and Director of the Energy Institute at the University of LaVerne, and from 1961 through 1964 served as Assistant Professor of Civil Engineering (Environmental Sciences) at Washington State University. Dr. Green was a member of the Governing Board of Pasadena City College for 29 years and a member of the board of the California Community College Trustees for 10 years. He completed his bachelor's degree at Whitman College in 1958, his Master of Science at Washington State University in 1961, and his Ph.D. at Washington State University, under a United States Public Health Services Career Development Award, in 1965. He also serves as a Director on the board of Dalrada Financial Corporation.

         ROBERT A. DIETRICH has served as a director of the Company since January 2003 and currently serves on the Audit Committee of the Board. He is also a Director of Dalrada Financial Corporation. For a period of time during 2002 he served as Chief Accounting Officer and President of the Company's SourceOne Group, Inc. subsidiary. He is currently a Director, Founder and Chief Financial Officer of Modofood USA, Inc., a privately held food technology enterprise. In 1998 he helped found Cyber Air Communications, Inc. and served as a Director and President until 2002. Mr. Dietrich has been performing investment banking and consulting services for clients since 1990. Previously, he has served as CEO, COO or CFO of privately held middle market companies. He is an accounting graduate from Notre Dame and possesses an MBA from the University.of Detroit. He possesses a CPA certificate from Illinois. He resigned as a director in February 2006.

         STEPHEN J. FRYER has served as a director of the Company since January 2003. He is the principal of Fryer & Associates, a Southern California based investment banking and consulting firm, which is affiliated with Grant Bettingen, Inc, and Irvine, California-based broker dealer. From 1996 to 2001, He was Chairman and CEO of Pen Interconnect, Inc., an Irvine based public company specialized in electronic circuit board assembly and contract manufacturing. From 1989 to 1996 Mr. Fryer was a principal of Ventana International, Ltd., an Irvine, California-based venture capital and private investment banking firm. He is a graduate of the University of Southern California with a Bachelor's degree in Mechanical Engineering and a minor in Economics. He spent over 28 years in the computer business in the USA as well as Asia and Europe. He was the founder, Chairman and CEO of World Comnet, Inc. (a public company), and is presently, Chairman of Thermal Energy Development Group, and a director of The Amanda Company, Inc., Solvis Group, Inc. and Rhino Enterprise Group, all public companies. He also serves as a Director on the board of Dalrada Financial Corporation. He resigned as a director in February 2006

         ERIC W. GAER has served as a director since January 2005. Mr Gaer has also served as a director for Dalrada Financial Corporation since March 2000. Since 1998, Mr. Gaer has been the President and CEO of Arroyo Development Corporation, a privately-held, San Diego-based management consulting company. >From 1996 to 1998, he was Chairman, President and CEO of Greenland Corporation, a publicly-held high technology company in San Diego, California. In 1995, he was CEO of Ariel Systems, Inc., a privately-held engineering development company in Vista, California. Over the past 25 years, Mr. Gaer has served in executive management positions at a variety of high-technology companies, including ITEC, Daybreak Technologies, Inc., Venture Software, Inc., and Merisel, Inc. In 1970, he received a Bachelor of Arts degree in mass communications from California State University, Northridge.

         L. William Brann has served as a director since June 2005.. Since 2003, he has served as the Company's Executive Vice President of Sales. Prior to joining the Company, Mr. Brann was the founder and CEO of StaffPro, Inc. a Michigan-based staffing company. From 1974 to 1994, he held positions as District Manager and Division Vice President at The Frick Company, which advises Fortune 100 companies on worker and worker compensation matters. During his tenure at Frick, he was appointed by the Governor of Michigan to serve as co-chairman of the Governor's Task Force to reform and rewrite state unemployment compensation procedures.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The following table sets forth information concerning the total compensation that we paid or accrued on behalf of our executive officers during the fiscal periods ending September 30, 1999, 2000 and 2001. No officer received a salary and cash bonus in excess of $100,000 for services rendered during such fiscal years. We do not currently have any long-term compensation plans or stock option plans, and have no key-man life insurance on any director or officer.


SUMMARY COMPENSATION TABLE
                                                                               LONG TERM
                                             ANNUAL       COMPENSATION     COMPENSATION AWARDS
                                         --------------   ------------   -----------------------
                                FISCAL                    OTHER ANNUAL     OPTIONS/
NAME AND PRINCIPAL POSITION      YEAR    SALARY   BONUS   COMPENSATION     SARS (#)   OTHER COMP
                                ------   ------   -----   ------------     --------   ----------
John Capezzuto                   2001    $    0   $   0        $     0      $   -0-      $     0
President and C.E.O.             2000    43,200      --             --          -0-           --
                                 1999    46,800      --             --          -0-           --



                                                14

COMPENSATION OF DIRECTORS

         Each member of the Board of Directors of the Company receives a fee of $500 from the Company for each meeting attended.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

         None

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee consisted of Messrs. Green and Fryer. Neither of these individuals was an officer or employee of the Company at any time during the 2001, 2002, and 2003 fiscal years. Since the 2005 resignation of Mr. Fryer, the Compensation Committee consists temporarily of Mssrs. Green and Gaer.

AUDIT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Audit Committee consisted of Messrs. Green and Dietrich. Neither of these individuals was an officer or employee of the Company at any time during the 1999, 2000, and 2001 fiscal years. Since the 2005 resignation of Mr. Dietrich, the Audit Committee consists temporarily of Mssrs. Green and Gaer.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information on Options/SARs granted in the 2001 fiscal Year to the named officers.


                                                                                         POTENTIAL REALIZABLE
                                      PERCENT OF                                           VALUE AT ASSUMED
                     NUMBER OF          TOTAL                                               ANNUAL RATES OF
                    SECURITIES       OPTIONS/SARS                                             STOCK PRICE
                    UNDERLYING        GRANTED TO        EXERCISE OR                        APPRECIATION FOR
                   OPTIONS/SARS      EMPLOYEES IN       BASE PRICE      EXPIRATION           OPTION TERM (1)
NAME                 GRANTED (#)      FISCAL YEAR       ($/SHARE)          DATE            5% ($)      10% ($)
---------------   ---------------    -------------     ------------     ----------     -----------   ---------
John Capezzuto                -0-              -0-             N.A.           N.A.     $         0   $       0

(1) Calculated based on the closing price of the Company's common stock on May 9, 2006 ($0.02).


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table provides information on option exercises in the 2001 fiscal year by the named officers and the value of such named officers' unexercised options at September 30, 2001. Warrants to purchase common stock are included as options. No stock appreciation rights were held by them at the end of the 2001 fiscal year.


                   SHARES                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                ACQUIRED ON     VALUE      UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/SAR
NAME             EXERCISE(#)  REALIZED($)  OPTIONS/SARS AT FY-END (#)    AT FISCAL YEAR END ($) (1)
--------------   ----------   ----------   ---------------------------   --------------------------
                                           EXERCISABLE    UNEXERCISABL   EXERCISABLE   UNEXERCISABL
                                           -----------    ------------   -----------   ------------
John Capezzuto          -0-   $       --           -0-             -0-   $        --   $         --

(1) At May 9, 2006, the closing price of the common stock on that date as quoted by the National
Quotation Bureau, Inc. ASD Electronic Bulletin Board was $0.02.



                                                 15

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

         The following table sets forth certain information known to the best of our knowledge with respect to the beneficial ownership of common stock as of May 9, 2006, by (i) all persons who are beneficial owners of five percent (5 percent) or more of the Common Stock, (ii) each director, and (iii) all current directors and executive officers individually and as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable

  ------------------------------------------------------------------
                                       Number of        Percent of
  Name                                  Shares             Class
  ------------------------------------------------------------------

  John Capezzuto (2)                     12,500,000           7.25%
  Brian Bonar (3)                         9,000,000           5.17%
  Robert A. Dietrich (4)                  7,500,000           4.35%
  Stephen J. Fryer (5)                    7,500,000           4.35%
  Richard Green (6)                       8,500,000           4.90%
  Eric Gaer (7)                           7,500,000           4.35%
  L. William Brann (8)                    2,000,000           1.20%
  Dalrada Financial Corporation (9)     125,062,058          43.12%
  All current directors,
    executive officers as a group        27,000,000          14.07%

         (1) Percentage of ownership is based on 164,950,756 shares of common stock outstanding on May 9, 2006. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after May 9, 2006 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

         (2) Includes 5,000,000 shares issued in June 2003 plus 7,500,000 issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after May 9, 2006. 2,500,000 of the warrants were issued in June 2003 and 5,000,000 were issued in November 2005.

         (3) Includes 9,000,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after May 9, 2006. 3,000,000 of the warrants were issued in June 2003 and 6,000,000 were issued in November 2005.

         (4) Includes 7,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after May 9, 2006. 2,000,000 of the warrants were issued in June 2003 and 5,500,000 were issued in November 2005.

         (5) Includes 7,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after May 9, 2006. 2,000,000 of the warrants were issued in June 2003 and 5,500,000 were issued in November 2005.

         (6) Includes 8,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after May 9, 2006. 2,500,000 of the warrants were issued in June 2003 and 6,000,000 were issued in November 2005.

         (7). Includes 7,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after May 9, 2006. 2,000,000 of the warrants were issued in June 2003 and 5,500,000 were issued in November 2005.

         (8) Includes 2,000,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after May 9, 2006. 2,000,000 warrants were issued in November 2005.

         (9) Shares issued in 2003

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

         As of September 30, 2001, the Company has unsecured notes payable to John Capezzuto in the aggregate amount of $201,997.00 There is no other officer or director indebtedness to the Company.

ITEM 13. EXHIBITS
-----------------

(a) Exhibits

Number          Description
------          -----------

3.1    Articles of Incorporation of the Company, as amended, and currently in effect. Incorporated by reference to Form 10-KSB filed May 11,
       2001.                                                                  *

3.2    By-Laws of the Company, as amended, and currently in effect.
       Incorporated by reference to Form 10-KSB filed May 11, 2001.           *

3.3 Agreement and Plan of Reorganization between Solvis Group, Inc. and Baroque Corporation filed as an exhibit to the Form 8-K filed March
       22, 2000 (file no. 0-26407) and incorporated by reference thereto.     *

3.4    Amendment to Articles of Incorporation of the Company, effective
       November 12, 2003                                                      **

3.5    Amendment to By-Laws of the Company, effective November 12, 2003       **

10(a)  Assignment of Patent dated January 13, 2003                            **

10(b) Form of Indemnification Agreement, dated January 1, 2003 between the Company and, variously, John Capezzuto, Brian Bonar, Richard Green,
       Robert Dietrich, Stephen Fryer, and Eric Gaer.                         **

10(c)  Share Acquisition Agreement, dated June 12, 2002, between the
       Company and Imaging Technologies Corporation (now Dalrada Financial
       Corporation).                                                          **

10(d)  Closing Agreement, dated July 23, 2002 between the Company and
       Imaging Technologies Corporation(now Dalrada Financial Corporation).   **

10(e)  Stock Purchase and Sale Agreement, dated December 31, 2004, between
       the Company and Dalrada Financial Corporation.                         **


31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
       906 of the Sarbanes-Oxley Act of 2002                                  **

32     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
       2002                                                                   **

All exhibits except those followed by an asterisk (*) are incorporated by reference only and a copy is not included in this Form 10-KSB filing. Those exhibits followed by a double asterisk (**) are included as part of this filing.

The Company will furnish a copy of any exhibit to a requesting shareholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

         The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2000 and September 30, 2001 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

                                    September 30, 2001       September 30, 2000
                                    ------------------       ------------------

(i)  Audit Fees                     $               --       $               --
(ii) Audit Related Fees             $               --       $               --
(iii)Tax Fees                       $               --       $               --
(iv)All Other Fees                  $               --       $               --

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SOLVIS GROUP, INC.


Date: June 1, 2006                 By: /s/ BRIAN BONAR
                                   ---------------------------------------------
                                   Chief Executive Officer



Date: June 1, 2006                 By: /s/ ROBERT DEITRICH
                                   ---------------------------------------------
                                   ROBERT DEITRICH
                                   Acting Chief Accounting Officer


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, John Capezzuto as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated.


Date: June 1, 2006                 By: /s/ John Capezzuto
                                   ---------------------------------------------
                                   John Capezzuto
                                   Director


Date: June 1, 2006                 By: /s/ Brian Bonar
                                   ---------------------------------------------
                                   Brian Bonar
                                   Chief Executive Officer and Director


Date: June 1, 2006                 By: /s/ Robert A. Dietrich
                                   ---------------------------------------------
                                   Robert A. Dietrich
                                   Chief Accounting Officer


Date: June 1, 2006                 By:/s/ L. William Brann
                                   ---------------------------------------------
                                   L. William Brann
                                   Director


Date: June 1, 2006                 By:/s/ Richard H. Green
                                   ---------------------------------------------
                                   Richard H. Green
                                   Chairman of the Board of Directors


Date: June 1 2006                 By:/s/ Eric W. Gaer
                                   ---------------------------------------------
                                   Eric W. Gaer
                                   Director and Secretary