Form 10KSB
period 2002-09-30
Solvis Group, Inc.
filed 2006-08-17
CIK 806513

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                           COMMISSION FILE NO. 0-30443

                               SOLVIS GROUP, INC.
                 (Name of small business issuer in its charter)

                NEVADA                                    33-0198595
  ---------------------------------                   ---------------------
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

The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of May 9, 2006, was 164,950,756. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 16, 2006 based on the last trade price for that date ($.02) as reported on the National Quotation Bureau, Inc, was approximately $697,774.

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

PART I
================================================================================

ITEM 1. BUSINESS

      The Solvis Group Inc., formally Quik Pix Inc., (Pink sheets symbol:
"SLVG") ("SOLVIS", "SLVG", or the "Company") was incorporated in March 1980 under the laws of the State of California, and reincorporated, through a reverse merger with Redwood Financial Corporation in 1986 under the laws of the State of Nevada. SLVG's principal executive offices are located at 1520 South Lewis Street, Anaheim, CA 92805. The Company's main phone number is (714) 300-0500.

      In January 2003, Imaging Technologies Corporation (currently Dalrada Financial Corporation) ("DRDF") acquired 110,000,000 shares of SLVG common stock, representing a change in control; and SLVG is operated as a subsidiary of DRDF, which consolidates SLVG financial results. DRDF shares are traded on the NASD Electronic Bulletin Board under the symbol DRDF. DRDF owns 90% of Solvis.

      In April 2005, we completed the acquisition of all of the outstanding shares of Solvis Group Michigan, formally Jackson staffing, a provider of staffing, and human resources services.

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

ITEM 2. DESCRIPTON OF PROPERTY

      SLVG owns no real property. Up until January 2005, our main executive and administrative offices were located in the Village Business Park, in the City of Buena Park, California. The lease rate was $5,630 per month. The lease expired in 2003 and was month to month until vacated until 2005. We vacated our second facility in March 2005 which was a 1,750 square foot facility located less than one mile away from the main executive and administrative offices. The lease rate for this space was $2,210 per month.

      Our main offices are currently 1520 S. Lewis Street, Anaheim, CA 92805. This location has 9600 sq. feet, with the monthly lease rate of $6,300 per month. The terms are a three year lease until January 2008, with a three option and a right of first refusal on the building. The lease rate increases 1.5% per year with one month free rent in month 24 of the lease period.

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

                                          High             Low
                                      --------        --------
Year ended Sept. 30, 2001*
     First quarter                    $   0.01        $   0.01
     Second quarter                       0.30            0.01
     Third quarter                        0.10            0.02
     Fourth quarter                       0.10            0.02
Year ended Sept.  30, 2002
     First quarter                    $   0.29        $   0.01
     Second quarter                       0.13            0.01
     Third quarter                        0.05            0.00
     Fourth quarter                       0.05            0.00
Year ended Sept.  30, 2003
     First quarter                    $   0.05        $   0.00
     Second quarter                       0.00            0.00
     Third quarter                        0.01            0.00
     Fourth quarter                       0.02            0.00


      The number of holders of record of our common stock, $.001 par value, including banks, brokers, and nominees, reported by our transfer agent, Atlas Stock Transfer, was approximately 741 at June 16, 2006.

Dividends

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


Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment during the period ended June 30, 2002.

RESULTS OF OPERATIONS

SALES

      Revenues were $434,124 and $876,067 for the fiscal years ended September 30, 2002, and 2001, respectively for a decrease of $441,943 (50%). The decrease in total revenues in fiscal 2002 as compared with fiscal 2001 was due primarily to a lack of operating capital to finance marketing and sales activities.

COST OF GOODS SOLD

      Cost of products sold were $103,554 (23.8% of sales) and $173,115 (19.8% of sales) for the fiscal years ended September 30, 2002, and 2001, respectively for a decrease of $69,561 or 40.2%. The decrease in cost of goods sold in a result of the 50% decrease is sales.

SELLING, GENERAL, ADMINISTRATIVE and PROFESSIONAL Fees EXPENSES

      Selling, general and administrative expenses and professional fees were $931,823(215% of sales) and $1,315,633 (150% of total revenues) for the fiscal years ended September 30, 2002, and 2001, respectively for a decrease of $383,810 or 29%. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities, consulting, advertising, and other marketing related expenses.

Loss From Operations

      Loss form operations was $601,253 (138% of sales) and $612,681 (70% of sales) For the fiscal years ended September 30, 2002 and 2001, respectively for an increase loss of $11,428, or 1.8%. The increase is loss is attributable to the decrease in sales offset by lower operation expenses.


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

      As of September 30, 2002, we had negative working capital of $2,425,587, a decrease $89,160 from September 30, 2001.

      Net cash used by operating activities was $182,808 for fiscal 2002 compared to net cash provided by operating activities of 81,895 in fiscal 2001 . The changes in fiscal 2002 compared to fiscal 2001 were due primarily to an increase in current liabilities. The cash used in 2002 consisted mainly of the 2002 net loss of $688,575 plus 1) the provision for doubtful accounts of $142,879, 2) the increase in payroll taxes and benefits payable of $156,908, 3) the increase in income tax payable of $72,679, 4) an increase in amount due to a related party of $55,128, and 5)miscellaneous items of $10,594 offset by
1)common stock and warrants issued for services of $226,050, 2) an increase in accounts receivable of $105,991, 3)an increase in inventories of $19,548, 4) an increase in accounts payable and accrued expenses of $410,904, 5) an increase in accrued interest of $82,692, 6) increase is sales tax payable of $81,411 and 7) a decrease in depreciation and amortization expense of $17,359.

      Net cash provided by financing activities was $187,907 in fiscal 2002 compared to cash used of $81,895 in fiscal 2001. The cash provided consisted of $33,928 in cash overdraft, $80,000 from the collection of stock subscriptions, $91,809 in proceeds from notes payable offset by $17,836 in payments on notes Payable.

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

Subsequent Events:

On January 14, 2003, Dalrada completed the acquisition of Solvis by acquiring 110,000,000 newly issued shares of Solvis which represents approximately 85% of the issued and outstanding shares of Solvis. The purchase price was 12,500,000 shares of Dalrada restricted common stock which was used to retire certain Convertible debentures.

Subsequent to September 30,2002. Solvis settled accrued salary due its President through fiscal year 2002, Of $151,000 by issuing 10,000,000, shares of its common stock.

Subsequent to September 30,2002, the Company canceled debentures held by certain individuals in the aggregate of $817,132 for an aggregate of 12,500,000 shares of Dalrada restricted common stock and 2,500,000 shares of the Company's restricted stock. Additionally, the holders of the debentures forgave all accrued interest due under the debentures.

Subsequent to September 30, 2002, in addition to the share issuance described in the above three paragaphs, Solvis issued shares of common stock for the following:

      o     311,539 shares for services;
      o     150,000 shares for the settlement of debt;
      o 5,000,000 shares to Solvis's CEO that were previously committed to be issued;
      o     1,000,000 shares for compensation;
      o     1,000,000 shares for the settlement of debt;
      o     15,062,058 shares issued to Solvis' parent; and
      o     1,611,166 shares for compensation.

Subsequent to September 2002, Solvis re-computed its tax liability, including interest and penalties at $1,180,717. Solvis is currently in negotiations with the Internal Revenue Service to settle these liabilities.

In March, 2004, the Company entered into an agreement with Global Food Technologies Inc., whereby Barque Corportion ("BC"), a wholly owned subsidiary of Solvis, would acquire all the assets of Global Food Technologies, Inc. ("GFT") (the "Transaction") and trade up to 97% of its stock in the Transaction for the assets of GFT. Subsequently, GFT informed Solvis that the SEC would not allow the merger. Therfore, the Transaction was canceled.


ITEM 7. FINANCIAL STATEMENTS

See index to consolidated financial statements on Page F-1

            SOLVIS GROUP, INC. (F/K/A/ QUIK PIX, INC.) AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                    CONTENTS

                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of September 30, 2002                    F-2

     Consolidated Statements of Operations for the years ended
          September 30, 2002 and 2001                                       F-3

     Consolidated Statements of Stockholders' Deficit for the
          years ended September 30, 2002 and 2001                           F-4

     Consolidated Statements of Cash Flows for the years ended
          September 30, 2002 and 2001                                       F-5

     Notes to Consolidated Financial Statements                             F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Solvis Group, Inc. (previously Quik Pix, Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheet of Solvis Group, Inc. (previously Quik Pix, Inc.) and subsidiary as of September 30, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solvis Group, Inc. (previously Quik Pix, Inc.) and subsidiary as of September 30, 2002, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's working capital deficit of $2,425,587, stockholders' deficit of $3,253,608, net loss of $688,575 and net cash used in operations of $182,808 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WEINBERG & COMPANY, P.A.
Boca Raton, Florida
July 31, 2006

                        Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                           Consolidated Balance Sheet


                                                                 SEPTEMBER 30,
                                                                     2002
                                                                 -----------

                                     ASSETS

CURRENT ASSETS
     Accounts receivable, net of allowance of $41,098            $   210,561
     Inventories                                                      25,049

                                                                 -----------
TOTAL CURRENT ASSETS                                                 235,610

PROPERTY AND EQUIPMENT, net                                            1,585
INTANGIBLE ASSET, net                                                 11,760
DEPOSITS                                                              21,102


                                                                 -----------
TOTAL ASSETS                                                     $   270,057
                                                                 ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                              $    45,201
     Accounts payable and accrued expenses                           580,860
     Due to related party                                             33,872
     Accrued interest                                                688,329
     Payroll taxes and benefits payable                              666,311
     Sales tax payable                                                26,447
     State Franchise tax payable                                      44,299
     Current portion of long-term debt                               575,878


                                                                 -----------
TOTAL CURRENT LIABILITIES                                          2,661,197

LONG-TERM LIABILITIES                                                862,468

                                                                 -----------
TOTAL LIABILITIES                                                  3,523,665
                                                                 -----------

COMMITMENTS AND CONTINGENCIES                                             --

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 12,747,305 shares issued and outstanding           12,747
     Common stock to be issued (6,000,000 shares)                    146,221
     Additional paid-in capital                                    1,483,909
     Accumulated deficit                                          (4,896,485)

                                                                 -----------
TOTAL STOCKHOLDERS' DEFICIT                                       (3,253,608)
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $   270,057
                                                                 ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                        Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                      Consolidated Statements of Operations

                                                           YEARS ENDED
                                                  -----------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2002            2001
                                                  ------------    ------------


SALES                                             $    434,124    $    876,067

COST OF GOODS SOLD                                     103,554         173,115

                                                  ------------    ------------
GROSS PROFIT                                           330,570         702,952
                                                  ------------    ------------

OPERATING EXPENSES
     Professional fees                                 218,951         167,394
     Other selling, general and administrative         712,872       1,148,239
                                                  ------------    ------------
TOTAL OPERATING EXPENSES                               931,823       1,315,633
                                                  ------------    ------------

LOSS FROM OPERATIONS                                  (601,253)       (612,681)
                                                  ------------    ------------

OTHER INCOME (EXPENSES):
     Interest expense                                  (87,322)       (197,347)
     Other                                                  --          19,624

                                                  ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                           (87,322)       (177,723)
                                                  ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (688,575)       (790,404)

PROVISION FOR INCOME TAXES                                  --              --

                                                  ------------    ------------
NET LOSS                                          $   (688,575)   $   (790,404)
                                                  ============    ============


                                                  ------------    ------------
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED   $      (0.06)   $      (0.08)
                                                  ============    ============

WEIGHTED AVERAGE COMMON EQUIVALENT
     SHARES OUSTANDING - BASIC                      11,814,702      10,297,305
                                                  ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                        Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                 Consolidated Statement of Stockholders' Equity


                                                                COMMON        STOCK      ADDITIONAL
                                        COMMON STOCK           STOCK TO    SUBSCRIPTION    PAID-IN     ACCUMULATED
                                     SHARES        AMOUNT      BE ISSUED    RECEIVABLE     CAPITAL       DEFICIT       TOTAL
                                     ------        ------      ---------    ----------     -------       -------       -----

BALANCE, SEPTEMBER 30, 2000        10,297,305   $    10,297   $        --  $   (80,000)  $ 1,260,309  $(3,417,506)  $(2,226,900)

Common stock to be issued
for services                                                       40,000                                                40,000
     (1,000,000 shares)
                                                                                                                             --
Net loss                                                                                                 (790,404)     (790,404)

                                  -----------   -----------   -----------  -----------   -----------  -----------   -----------
BALANCE, SEPTEMBER 30, 2001        10,297,305        10,297        40,000      (80,000)    1,260,309   (4,207,910)   (2,977,304)

Collection of stock subscription
receivable                                                                      80,000                                   80,000
Issuance of common stock for:                                                                                                --
     Services                       1,400,000         1,400                                  118,600                    120,000
     Exercise of warrants           1,050,000         1,050                                  105,000                    106,050
Common stock to be issued for
accrued expenses                                                  106,221                                               106,221
     (5,000,000 shares)
                                                                                                                    -----------
Net loss                                                                                                 (688,575)     (688,575)

                                  -----------   -----------   -----------  -----------   -----------  -----------   -----------
BALANCE, SEPTEMBER 30, 2002        12,747,305   $    12,747   $   146,221  $        --   $ 1,483,909  $(4,896,485)  $(3,253,608)
                                  ===========   ===========   ===========  ===========   ===========  ===========   ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                        Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                      Consolidated Statements of Cash Flows


                                                            YEARS ENDED
                                                      -----------------------
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         2002          2001
                                                      ---------     ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(688,575)    $(790,404)
   Adjustment to reconcile net loss to net cash
     used in operating activities
      Depreciation and amortization                      17,359       148,344
      Provision for doubtful accounts                  (142,879)       48,909
      Common stock isued/to be issued for services      120,000        40,000
      Value of warrants issued for services             106,050            --
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                105,991        (4,288)
     Inventories                                         19,548       (14,597)
     Prepaid and other assets                           (10,594)         (192)
   Increase (decrease) in:
     Accounts payable and accrued expenses              410,904       174,135
     Due to related party                               (55,128)       89,000
     Accrued interest                                    82,692        72,380
     Payroll taxes and benefits payable                (156,908)      239,585
     Sales tax payable                                   81,411         6,670
     Income tax payable                                 (72,679)       72,353

                                                      ---------     ---------
Net cash provided by (used in) operating activities    (182,808)       81,895
                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (5,093)           --

                                                      ---------     ---------
Net cash used in investing activities                    (5,093)           --
                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft, net                         33,928         5,448
   Collection of stock subscription                      80,000            --
   Proceeds from notes payable                           91,809            --
   Payments on notes payable and capital leases         (17,836)      (87,343)

                                                      ---------     ---------
Net cash provided by (used in) financing activities     187,901       (81,895)
                                                      ---------     ---------

NET INCREASE (DECREASE) IN CASH                              --            --

CASH, Beginning of year                                      --
                                                      ---------     ---------

CASH, End of year                                     $      --     $      --
                                                      =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                      $      --     $      --
                                                      =========     =========
   Income taxes paid                                  $      --     $      --
                                                      =========     =========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                        Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


Note 1 - Organization and Significant Accounting Policies

      Organization and Line of Business
      ---------------------------------

      Solvis Group, Inc. (previously Quik Pix, Inc.) (the "Company") was incorporated under the laws of the State of California on November 4, 1980. The Company is a custom color laboratory specializing in visual marketing through the production of single image and digital multi-image color photography.

      In October 1986, the original stockholders entered into a contract for the sale of the Company through a leveraged buyout arrangement with another corporation, QPI Group, Inc., incorporated under the laws of the State of California on August 22, 1986. QPI Group, Inc. was incorporated specifically for the purpose of acquiring the original Quik Pix, Inc. Subsequent to the acquisition, QPI Group, Inc., changed its name to Quik Pix, Inc. (See Note 4).

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

      On July 28, 2005, QuikPix, Inc. changed its name to Solvis Group, Inc.

      On March 21, 2000, the Company acquired all the outstanding shares of common stock of Baroque Corporation, an inactive shell corporation, which was accounted for as a recapitalization of the Company that became the accounting acquirer.

      On January 14, 2003, Dalrada Financial Corporation ("Dalrada" previously Imaging Technologies, Inc.) completed its acquisition of approximately 85% of the issued and outstanding shares of common stock of the Company. The purchase price was 12,500,000 shares of Dalrada restricted common stock.

      Going Concern
      -------------

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficit of $2,425,587 and a stockholders' deficit of $3,253,608 as of September 30, 2002 as well as a net loss of $688,575 and net cash used in operations of $182,808 for the year ended September 30, 2002 and no cash on hand, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through raising additional capital, conversion of outstanding debt to common stock and increase the sale of its products.

                       Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


      These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unsuccessful in obtaining the additional capital necessary to fund its operations, it may be forced to downsize its operations, restructure its outstanding debt on terms less favorable to the Company than the existing obligations or sell some of its assets. It may also need to seek protection under the federal bankruptcy laws or be forced into bankruptcy by its creditors. There can be no assurance the Company will be successful in its efforts to raise additional financing.

      Principles of Consolidation
      ---------------------------

      The consolidated financial statements include the accounts of the Company and its wholly-owned, inactive subsidiary, Baroque Corporation, all significant inter-company balances and transactions have been eliminated in consolidation.

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

      Financial Statement Presentation
      --------------------------------

      Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

      Fair Value of Financial Instruments
      -----------------------------------

      For certain of the Company's financial instruments, including cash, accounts receivable, cash overdraft, accounts payable and accrued expenses, accrued interest, due to related party, payroll taxes and benefits payable and taxes payable, the carrying amounts approximate fair value due to their short-term maturities. The amounts shown for long-term debt also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

                       Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


      Revenue Recognition
      -------------------

      Revenue from product sales are recognized at the time the products are shipped. Shipping and handling charges that are billed to customers are included in gross sales, with the related costs included in cost of sales.

      Segment Reporting
      -----------------

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment during the period ended June 30, 2002.

      Accounts Receivable
      -------------------

      Accounts receivable primarily represents amounts due the Company's customer for purchases of its products. At September 30, 2002, the Company had an allowance for doubtful accounts in the amount of $41,098 based on the Company's analysis of the collectibility of the receivables that were outstanding as of the balance sheet date. The Company will continue to monitor collections and payments from its customers for future potential credit losses.

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

      Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets as follows:

                       Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


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

      Amortization
      ------------

      In 1986, goodwill was recorded as a result of the leveraged buyout and was being amortized using the straight-line method over a period of 40 years. In 1998, the estimated economic life was changed to 15 years. Multi-image technology acquired in 1994, in the amount of $25,200, is amortized using the straight-line method over a period of 15 years (See Note 3). When an intangible asset exceeds associated expected operating flows, it is considered impaired and is written down to net fair market value. As of September 30, 2002, the Company's goodwill has been fully amortized. (See
      Note 4).

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

                       Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


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

      Stock Based Compensation
      ------------------------

      SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model. There were no options granted during the years ended September 30, 2002 and 2001, therefore the pro forma disclosure is not presented.

      Loss Per Share
      --------------

      The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no options/warrants outstanding at September 30, 2002.

                       Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


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

                       Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


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


Note 2 - Property and Equipment

      The cost of property and equipment at September 30, 2002 consisted of the following:


         Digital equipment                                 $   335,405

         Machinery equipment                                   495,045

         Furniture and fixtures                                 98,800

         Leasehold improvements                                 70,839

         Transportation equipment                               42,282
                                                           -----------

                                                             1,042,371

         Less accumulated depreciation                      (1,040,786)
                                                           -----------

                                                           $     1,585
                                                           ===========

      Depreciation expense for the years ended September 30, 2002 and 2001 was $3,508 and $0, respectively.


Note 3 - Intangible Asset

      During 1994, the Company purchased the rights to a photo process called "multi-image." This process permits up to five images to be displayed in sequence. The original cost of purchasing this technology of $25,200 was capitalized and is being amortized over 15 years at $1,680 per year. Consulting fees and other costs relating to the implementation of this technology are expensed as incurred. Accumulated amortization at September 30, 2002 was $13,440.

                       Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001

      Amortization expense for the fiscal years ended September 30, 2002 and 2001 was $1,680 and $1,680, respectively.


Note 4 - Goodwill

      In October 1986, a leveraged buyout of the Company's original stockholders was completed. The leveraged buyout agreement called for a purchase price of $2,625,000, which was in excess of the book value (which approximated fair value) of the Company. As a result, goodwill was established. The economic life was changed in 1998. This change in the estimated life of the goodwill has the effect of decreasing net income for 1998 by $1,000,707. The following is a summary of the determination of goodwill as of September 30, 2002:



         Purchase price                $ 2,625,000
         Less:  Net book value at
           date of acquisition            (425,091)
                                       -----------
         Goodwill                        2,199,909
         Accumulated amortization       (2,199,909)
                                       -----------
                                       $         -
                                       ===========

      Amortization expense for the years ended September 30, 2002 and 2001 was $12,171 and $146,664, respectively.


Note 5 - Related Party Transactions

      At September 30, 2002, the Company owed a related party $33,872. The amount is payable upon demand and does not accrue interest.


Note 6 - Payroll and Income Taxes Payable

      At September 30, 2002 the Company owed approximately $666,311 in payroll taxes and $44,299 in corporate taxes for several prior fiscal year-ends. The Company has hired a consultant to file all past due payroll tax returns and to negotiate a settlement with the Internal Revenue Services.


Note 7 - Notes Payable and Capitalized Lease Obligations

      Notes payable and capitalized lease obligation at September 30, 2002 were as follows:

                        Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001

                                                                          $           23,671
           Bank line, due May 2000, interest at prime plus 2.25%,
           guaranteed by an officer of the Company. This line of credit was converted to a term loan on July 25, 2000, maturing on
           July 31, 2004.

           Convertible subordinated debentures, secured by certain of the issued and outstanding stock of the Company, interest
           payable monthly
           at 6.47% per annum, maturing September 2005.                              809,345

           Convertible subordinated debentures, secured by certain of the issued and outstanding stock of the Company, with no
           stated interest rate, maturing
           September 2005.                                                             7,918

           Note payable to stockholder, unsecured, interest at 10% per annum, principal due on demand. This note was converted to a non-interest bearing loan during
           fiscal year 2000.                                                         148,208

           Note payable to stockholder, unsecured, interest
           at 12% per annum, maturing December 2000.
           (As of  the date of issuance of these financial
           statements, the principal balance was unpaid.)                            165,000

           Capitalized lease obligation, finance company, secured by
           digital equipment, payable in monthly installments with
           interest at
           16.3% per annum.                                                            6,342

           Capitalized lease obligation, finance company,
           secured by digital equipment, payable in monthly
           installments with interest at 20.1% per annum.                             10,195

           Capitalized lease obligation, finance company,
           secured by digital equipment, payable in monthly
           installments with interest at 15.7% per annum.                              1,579

           Notes payable to stockholders, unsecured,
           interest payable at 12% per annum, principal due on demand.
           This note was converted to a non-interest bearing loan
           during fiscal year 2000.                                                   62,519

           Notes payable upon demand                                                 203,569
                                                                             ----------------
                                                                                   1,438,346
           Less: current portion                                                    (575,878)
                                                                             ----------------
                                                                          $          862,468
                                                                             ================

                       Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


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

      Notes payable and capitalized lease obligations mature as follows:


         Year ending September 30,

         2003                                                    $  540,878

         2004                                                        45,205

         2005                                                       817,263
                                                                 ----------
                                                                 $1,403,346
                                                                 ==========

Note 8 - Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2002 are as follows:

         Deferred tax assets:
              Net operating loss carryforward                    $ 1,580,000
              Less valuation allowance                            (1,580,000)
                                                                 -----------
         Net deferred tax liability                              $        --
                                                                 ===========

      Following is a reconciliation of the amount of income tax expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense:

                                                   September 30,   September 30,
                                                       2002            2001
                                                   -------------   -------------
Tax benefit at federal statutory rates
                                                     $(175,000)      $(269,000)
Increase in valuation allowance                        175,000         269,000
                                                   -------------   -------------
                                                     $       -       $       -
                                                   =============   =============

      At September 30, 2002, the Company had net operating loss carryforwards, of approximately $4,645,000, for U.S. Federal income tax purposes available to offset future taxable income, expiring in the year 2019.

      The valuation allowance at October 1, 2001 was approximately $1,405,000. The net change in the valuation allowance during the years ended September 30, 2002 and 2001 was an increase of approximately $175,000 and $269,000, respectively.


Note 9 - Stockholders' Deficit

      Common Stock
      ------------

      In February 2002, the Company issued 1,400,000 shares of common stock for services rendered valued at $120,000. In addition, in September 2002 the Company issued 1,050,000 shares upon the exercise of 1,050,000 warrants. The exercise price of the warrants of $106,050 was paid for services rendered.


      Common Stock to be Issued
      -------------------------

      On March 15, 2000, effective March 15, 2001 (See Note 10) and as amended on September 3, 2004 by a settlement agreement, the Company agreed to issue 1,000,000 shares of common stock to a consultant in return for prior services valued at $40,000. In addition, during the year ended September 30, 2002, the Company agreed to issue 5,000,000 shares to its CEO for previously accrued compensation of $106,221.


Note 10 - Commitments and Contingencies

      Operating Leases
      ----------------

      The Company conducts its operations from facilities that are leased under an operating lease, which expired June 2003. The base rent was $5,630 per month, adjustable by the increase in the consumer price index, not to exceed 6% per annum. Under the terms of the lease, the Company was obligated for its allocated share of operating costs as defined in the lease agreement. Total payments made under this lease for the years ended September 30, 2002 and 2001 were $67,560 and $67,560, respectively.

                        Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


      The Company also conducts operations from facilities leased under an operating lease that expired in September 2002. Under the terms of the lease, the Company is obligated for repairs and maintenance. Total payments made under this lease for the years ended September 30, 2002 and 2001 was $14,721 and $26,520, respectively.

      The following is a schedule, by year, of future minimum lease payments for all non-cancelable operating leases:


                                                  Operating
                                                    Leases
                                               ----------------
         Year ending September 30,
         2003                                  $         33,780
                                               ----------------

                                               $         33,780
                                               ----------------

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

                        Solvis Group, Inc. and Subsidiary
                           (previously Quik Pix, Inc.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


Note 11 - Subsequent Events

      On January 14, 2003, Dalrada completed its acquisition of the Company by acquiring 110,000,000 newly issued shares of the Company which represents approximately 85% of the issued and outstanding shares of common stock of the Company. The purchase price was 12,500,000 shares of Dalrada restricted common stock which was used to retire certain convertible debentures.

      Subsequent to September 30, 2002, the Company issued to its President a total of 10,000,000 shares of common stock; 5,000,000 for shares previously committed to be issued for $106,221 in past due salary (see
      Note 9) and 5,000,000 shares for additional compensation due to its President.

      Subsequent to September 30, 2002, the Company canceled debentures held by certain individuals in the aggregate of $817,132 for an aggregate of 12,500,000 shares of Dalrada restricted common stock and 2,500,000 shares of the Company's restricted stock. Additionally, the holders of the debentures forgave all accrued interest due under the debentures.

      Subsequent to September 30, 2002, in addition to the shares issuance described in the above three paragraphs, the Company issued shares of common stock for the following:

            o     311,539 shares for services;
            o     150,000 shares for the settlement of debt;
            o 5,000,000 shares to the Company's CEO that were previously committed to be issued;
            o     1,000,000 shares for compensation;
            o     1,000,000 shares for settlement of debt;
            o     15,062,058 shares issued to the Company's parent; and
            o     1,611,166 shares for compensation.

      Subsequent to September 30, 2002, the Company re-computed its tax liabilities, including interest and penalties at $1,180,717. The Company is currently in negotiations with the Internal Revenue Service to settle these liabilities.

      In March, 2004, the Company entered into an agreement with Global Food Technologies Inc., whereby Baroque, Corporation, ("BC"), a wholly owned subsidiary of the Company, would acquire all of the assets of Global Food Technologies, Inc ("GFT") (the "Transaction") and trade up to 97% of its stock in the Transaction for the assets of GFT. Subsequently, GFT informed the Company, that the SEC would not allow the merger. Therefore, the transaction was canceled.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

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

      The material weaknesses were identified as: (1) Planning and implementation of our Accounting System; (2) Financial Statement closing process; (3) Ineffective Information Technology control environment, including the design of our information security and data protection controls; (4) Untimely detection and assessment of impairment of intangible assets (i.e., patents where indicators of impairment are present; (5) Inadequate review of the valuation of certain payroll tax liabilities that resulted in post-closing journal entries to properly reflect our payroll tax liabilities; (6) Improper recording of conversion of debt into shares of common stock, including the ability of certain managers to record journal entries without adequate review or supporting documentation and an inability by management to adequately review the issuance of common stock; and, (7) Lack of the necessary depth of personnel with sufficient technical accounting experience with U.S. GAAP to perform an adequate and effective secondary review of technical accounting matters. We will continue to evaluate the material weaknesses and will take all necessary action to correct the internal control deficiencies identified. We will also further develop and enhance our internal control policies, procedures, systems and staff to allow us to mitigate the risk that material accounting errors might go undetected and be included in our consolidated financial statements.

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

NONE

PART III
================================================================================

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of the Company, their ages and positions with the Company as of September 30, 2002 are as follows:


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


SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                             ANNUAL       COMPENSATION     COMPENSATION AWARDS
                                         --------------   ------------   -----------------------
                                FISCAL                    OTHER ANNUAL     OPTIONS/
NAME AND PRINCIPAL POSITION      YEAR    SALARY   BONUS   COMPENSATION     SARS (#)   OTHER COMP
                                ------   ------   -----   ------------     --------   ----------
John Capezzuto                   2002    $    0   $   0     $     0         $   -0-     $     0
President and C.E.O.             2001         0       0           0             -0-           0
                                 2000    43,200      --          --             -0-          --

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The following table provides information on Options/SARs granted in the 2002 fiscal Year to the named officers.

                                                                                      POTENTIAL REALIZABLE
                                      PERCENT OF                                        VALUE AT ASSUMED
                     NUMBER OF          TOTAL                                            ANNUAL RATES OF
                    SECURITIES       OPTIONS/SARS                                          STOCK PRICE
                    UNDERLYING        GRANTED TO        EXERCISE OR                     APPRECIATION FOR
                   OPTIONS/SARS      EMPLOYEES IN       BASE PRICE      EXPIRATION        OPTION TERM (1)
NAME                 GRANTED (#)      FISCAL YEAR       ($/SHARE)          DATE         5% ($)      10% ($)
---------------    -------------     ------------       -----------     ----------    --------     --------
John Capezzuto          -0-               -0-               N.A.           N.A.       $      0     $      0

(1) Calculated based on the closing price of the Company's common stock on May 9, 2006 ($0.02).


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

      The following table provides information on option exercises in the 2001 fiscal year by the named officers and the value of such named officers' unexercised options at September 30, 2002. Warrants to purchase common stock are included as options. No stock appreciation rights were held by them at the end of the 2001 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

      (1) Percentage of ownership is based on 164,950,756 shares of common stock outstanding on June 19, 2006. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after June 19 2006 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

      (2) Includes 5,000,000 shares issued in June 2003 plus 7,500,000 issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 19, 2006. 2,500,000 of the warrants were issued in June 2003 and 5,000,000 were issued in November 2005.

      (3) Includes 9,000,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 19, 2006. 3,000,000 of the warrants were issued in June 2003 and 6,000,000 were issued in November 2005.

      (4) Includes 7,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 19, 2006. 2,000,000 of the warrants were issued in June 2003 and 5,500,000 were issued in November 2005.

      (5) Includes 7,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 19, 2006. 2,000,000 of the warrants were issued in June 2003 and 5,500,000 were issued in November 2005.

      (6) Includes 8,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 19, 2006. 2,500,000 of the warrants were issued in June 2003 and 6,000,000 were issued in November 2005.

      (7). Includes 7,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 19, 2006. 2,000,000 of the warrants were issued in June 2003 and 5,500,000 were issued in November 2005.

      (8) Includes 2,000,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 19, 2006. 2,000,000 warrants were issued in November 2005.

      (9) Shares issued in 2003

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      As of September 30, 2002, the Company has unsecured notes payable to John Capezzuto in the aggregate amount of $201,997.00 There is no other officer or director indebtedness to the Company.

ITEM 13. EXHIBITS
-----------------

(a) Exhibits

Number      Description
------      -----------

3.1 Articles of Incorporation of the Company, as amended, and currently in effect. Incorporated by reference to Form 10-KSB filed May 11,
            2001.                                                             *

3.2         By-Laws of the Company, as amended, and currently in effect.
            Incorporated by reference to Form 10-KSB filed May 11, 2001.      *

3.3 Agreement and Plan of Reorganization between Solvis Group, Inc. and Baroque Corporation filed as an exhibit to the Form 8-K filed March 22, 2000 (file no. 0-26407) and incorporated by reference thereto.*

3.4 Amendment to Articles of Incorporation of the Company, effective November 12, 2003. Incorporated by reference to Form 10-KSB filed
            June 1, 2006                                                      *

3.5         Amendment to By-Laws of the Company, effective November 12, 2003.
            Incorporated by reference to Form 10-KSB filed June 1, 2006.      *

10(a)       Assignment of Patent dated January 13, 2003. Incorporated by
            reference to Form 10-KSB filed June 1, 2006                       *

10(b) Form of Indemnification Agreement, dated January 1, 2003 between the Company and, variously, John Capezzuto, Brian Bonar, Richard Green, Robert Dietrich, Stephen Fryer, and Eric Gaer. Incorporated by
            reference to Form 10-KSB filed June 1, 2006                       *

10(c) Share Acquisition Agreement, dated June 12, 2002, between the Company and Imaging Technologies Corporation (now Dalrada Financial Corporation). Incorporated by reference to Form 10-KSB filed June 1,
            2006                                                              *

10(d) Closing Agreement, dated July 23, 2002 between the Company and Imaging Technologies Corporation(now Dalrada Financial Corporation).
            Incorporated by reference to Form 10-KSB filed June 1, 2006       *

10(e) Stock Purchase and Sale Agreement, dated December 31, 2004, between the Company and Dalrada Financial Corporation. Incorporated by
            reference to Form 10-KSB filed June 1, 2006                       *


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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2001 and September 30, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

                                    September 30, 2002       September 30, 2001
                                    ------------------       ------------------

(i)  Audit Fees                     $           63,600       $           64,000
(ii) Audit Related Fees             $               --       $               --
(iii)Tax Fees                       $               --       $               --
(iv)All Other Fees                  $               --       $               --

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SOLVIS GROUP, INC.


Date: August 16, 2006                  By: /s/ BRIAN BONAR
                                   ---------------------------------------------
                                   Chief Executive Officer



Date: August 16, 2006                  By: /s/ ROBERT DEITRICH
                                   ---------------------------------------------
                                   ROBERT DEITRICH
                                   Acting Chief Accounting Officer


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


Date: August 16, 2006                  By: /s/ John Capezzuto
                                   ---------------------------------------------
                                   John Capezzuto
                                   Director


Date: August 16, 2006                  By: /s/ Brian Bonar
                                   ---------------------------------------------
                                   Brian Bonar
                                   Chief Executive Officer and Director


Date: August 16, 2006                  By: /s/ Robert A. Dietrich
                                   ---------------------------------------------
                                   Robert A. Dietrich
                                   Chief Accounting Officer


Date: August 16, 2006                  By:/s/ L. William Brann
                                   ---------------------------------------------
                                   L. William Brann
                                   Director


Date: August 16, 2006                  By:/s/ Richard H. Green
                                   ---------------------------------------------
                                   Richard H. Green
                                   Chairman of the Board of Directors


Date: August 16, 2006                  By:/s/ Eric W. Gaer
                                   ---------------------------------------------
                                   Eric W. Gaer
                                   Director and Secretary