Form 10KSB
period 2003-09-30
Solvis Group, Inc.
filed 2006-09-25
CIK 806513

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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
Yes ☐ No ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Issuer's revenues for the fiscal year ended September 30, 2003 were $854,401

The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of September 6, 2006, was 164,950,756. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 6, 2006 based on the last trade price for that date ($.01) as reported on the National Quotation Bureau, Inc, was approximately $348,887.

Documents Incorporated by Reference: None

Transition Small Business Disclosure Format: Yes ☐ No ☒

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

ITEM 2. DESCRIPTON OF PROPERTY

SLVG owns no real property. Up until January 2005, our main executive and administrative offices were located in the Village Business Park, in the City of Buena Park, California. The lease rate was $5,630 per month. The lease expired in 2003 and was month to month until vacated January 2005. We vacated our second facility in March 2005 which was a 1,750 square foot facility located less than one mile away from the main executive and administrative offices. The lease rate for this space was $2,210 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	In July 2001, the authorized shares were increased to 200,000,000 from 50,000,000
2.	In July 2005, (7-28-05) the authorized shares were increased to 500,000,000 from 200,000,000.

PART II

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

	High	Low
Year ended Sept. 30, 2001*
First quarter	$0.01	$0.01
Second quarter	0.30	0.01
Third quarter	0.10	0.02
Fourth quarter	0.10	0.02
Year ended Sept. 30, 2002
First quarter	$0.29	$0.01
Second quarter	0.13	0.01
Third quarter	0.05	0.00
Fourth quarter	0.05	0.00
Year ended Sept. 30, 2003
First quarter	$0.05	$0.00
Second quarter	0.00	0.00
Third quarter	0.01	0.00
Fourth quarter	0.02	0.00

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

Recent Sales of Unregistered Securities

Solvis issued shares of common stock for the following:

•	311,539 shares for services valued at $6,231;
•	5,000,000 shares previously committed to be issued (John Capezzuto)
•
110,000,000 shares issued to Dalrada Financial Corporation for the acquisition of Solvis in exchange for 12,500,000 shares of Dalrada restricted common stock, and the assumption of $200,000 of the Company’s accounts payable.

•	2,500,000 shares issued for the settlement of debentures valued at $631,000.
•	150,000 shares issued for the settlement of notes payable valued at $3,000.

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

RESULTS OF OPERATIONS

SALES

Revenues were $854,401 and $434,124 for the fiscal years ended September 30, 2003, and 2002, respectively for an increase of $420,277 (96.7%). The increase in total revenues in fiscal 2003 as compared with fiscal 2002 was due primarily to an increase in marketing activity.

COST OF GOODS SOLD

Cost of products sold were $205,618 (24.1% of sales) and $103,554 (23.9%) of sales) for the fiscal years ended September 30, 2003, and 2002, respectively for an increase of $102,064 or 98.7%. The increase in cost of goods sold is a result of the 96.7% decrease is sales.

Professional Fees

Professional fees were $27,192 (3.2% of sales) and $218,951 (50.4% of sales) for the fiscal years ended September 30, 2003 and 2002 respectively for a decrease of $191,759 or 87.6%. This decrease is a result of in reduction in the use of consultants.

Professional employment compensation

Professional employment compensation expenses were $749,498 (87.7% of sales) and $421,400 (97.1% of sales) for the fiscal years ended September 30, 2003 and 2002 respectively for an increase of $328,098 or 77.9%. This increase is a result of the acquiring of Solvis from Dalrada Financial Corporation.

Penalties and interest related to past due payroll taxes

Penalties and interest were $417,946 (48.9% of sales) and $Nil for the fiscal years ended September 30, 2003 and 2002 respectively for an increase of $417,946 or 100%. This increase is a result of the acquiring of Solvis from Dalrada Financial Corporation.

Other selling, general and administrative expenses

Other selling, general and administrative expenses were $271,440 (31.8% of sales) and $291,472 (67.1% of total sales) for the fiscal years ended September 30, 2003, and 2002, respectively for a decrease of $20,032 or 6.9%.

Loss From Operations

Loss form operations was $817,293 (95.6 of sales) and $601,253 (138% of sales) for the fiscal years ended September 30, 2003 and 2002, respectively for an increase loss of $216,040 or 35.9%. The increase is loss is attributable to the increase in operating expenses resulting from the acquisition of Solvis.

Gain on settlement of debt

Gain on settlement of debt was $700,596 (82.0% of sales) and $Nil for the fiscal years ended September 30, 2003 and 2002 respectively for an increase of $700,596 (100%). This increase is mainly a result of the extingushment of debentures and related accrued interest totaling $1,323,441 which resulted in a gain of $692,386.

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

As of September 30, 2003, we had negative working capital of $2,348,462, an increase of $77,125 (3.2) from September 30, 2002.

Net cash provided by operating activities was $189,649 for fiscal 2003 compared to net cash used by operating activities of $182,808 in fiscal 2002 . The cash provided in 2003 consisted mainly of the following: 1) depreciation and amortization expense of $6,626, 2) the provision for doubtful accounts of $36,141, 3) common stock issued for services of $116,231, 4) decrease in account receivable of $117,424, 5) decrease in inventories of $10,412, 6) decrease in prepaid and other assets Of $2,787, 7) increase in amount due to related party of $423,954, 8) increase in accrued interest of $22,705, and 9) an increase in payroll taxes and benefits payable of $587,349, offset by the 2003 net loss of $144,257 plus the following: 1) the gain on settlement of debt of $700,596; 2) a decrease in Accounts payable and accrued expenses of $270,602; 3) a decrease in sales tax payable of $6,525 and 4) a decrease in state franchise tax payable of $12,000.

Net cash used in investing activities in fiscal 2003 was $75,891 compared to cash used of $5,093 in fiscal 2002. The cash used consisted of purchases for equipment.

Net cash used by financing activities was $52,330 in fiscal 2003 compared to cash provided of $187,901 in fiscal 2002. The cash used represents the cash overdraft position of $45,201 plus payments on notes payable and capital leases of $7,129.

We have no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our services and products, the resources we devote to marketing and selling our services and products, and other factors. We anticipate that our capital requirements will increase in future periods as we increase our sales and marketing efforts. The report of our independent auditors accompanying our September 30, 2003 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth.

We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing.

Key Events:

In January 2003, Dalrada completed the acquisition of Solvis by acquiring 110,000,000 newly issued shares of Solvis, which represents approximately 85% of the issued and outstanding shares of Solvis. The purchase price was 12,500,000 shares of Dalrada restricted common stock, and the assumption of $200,000 of the Company

In addition, Solvis settled accrued salary due its President through fiscal year 2002, Of $151,000 by issuing 10,000,000, shares of its common stock of which 5,000,000 of those shares were issued in 2003.

Solvis also issued shares of common stock for the following:

•	311,539 shares for services;
•	2,650,000 shares for the settlement of debt

Subsequent to September 30, 2003, the Company issued shares of common stock for the following:

•	1,000,000 shares for compensation;
•	1,000,000 shares for settlement of debt;
•	15,062,058 shares issued to the Company’s parent; and
•	1,611,166 shares for compensation.

Also Subsequent to September 30, 2003, the Company re-computed its tax liabilities, including interest and penalties at $1,253,660 . The Company is currently in negotiations with the Internal Revenue Service to settle these liabilities.

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
YEARS ENDED SEPTEMBER 30, 2002 AND 2001

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Solvis Group, Inc. (previously Quik Pix, Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheet of Solvis Group, Inc. (previously Quik Pix, Inc.) and subsidiary as of September 30, 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solvis Group, Inc. (previously Quik Pix, Inc.) and subsidiary as of September 30, 2003, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s working capital deficit of $2,348,462, stockholders’ deficit of $2,447,609 as of September 30, 2003, and net loss of $144,257 for the year ended September 30, 2003 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEINBERG & COMPANY, P.A.

Boca Raton, Florida
July 31, 2006

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Consolidated Balance Sheet

September 30,
2003

ASSETS

CURRENT ASSETS
Cash	$61,428
Accounts receivable, net of allowance of $77,239	56,996
Inventories	14,637
TOTAL CURRENT ASSETS	133,061

PROPERTY AND EQUIPMENT, net	72,530
INTANGIBLE ASSET, net	10,080
DEPOSITS	18,315
TOTAL ASSETS	$233,986

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$405,370
Due to related party	257,826
Accrued interest	121,062
Payroll taxes and benefits payable	1,253,660
Sales tax payable	19,922
State Franchise tax payable	32,299
Current portion of long-term debt	391,384
TOTAL CURRENT LIABILITIES	2,481,523

LONG-TERM LIABILITIES	200,072
TOTAL LIABILITIES	2,681,595

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 500,000,000 shares
authorized; 130,708,844 shares issued and outstanding	130,709
Common stock to be issued (7,000,000 shares)	150,000
Additional paid-in capital	2,312,424
Accumulated deficit	(5,040,742)
TOTAL STOCKHOLDERS' DEFICIT	(2,447,609)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$233,986

The accompanying notes are an integral part of these consolidated financial statements.

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Consolidated Statements of Operations

	Years Ended
	September 30,	September 30,
	2003	2002

SALES	$854,401	$434,124

COST OF GOODS SOLD	205,618	103,554
GROSS PROFIT	648,783	330,570

OPERATING EXPENSES
Professional fees	27,192	218,951
Professional employment compensation	749,498	421,400
Penalties and interest related to past due payroll taxes	417,946	—
Other selling, general and administrative	271,440	291,472
TOTAL OPERATING EXPENSES	1,466,076	931,823

LOSS FROM OPERATIONS	(817,293)	(601,253)

OTHER INCOME (EXPENSES):
Interest expense	(46,440)	(87,322)
Gain on settlement of debt, net	700,596	—
Other	18,880	—
TOTAL OTHER INCOME (EXPENSE)	673,036	(87,322)

LOSS BEFORE PROVISION FOR INCOME TAXES	(144,257)	(688,575)

PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(144,257)	$(688,575)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.06)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUSTANDING - BASIC	97,084,081	11,814,702

The accompanying notes are an integral part of these consolidated financial statements.

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Consolidated Statement of Stockholders' Equity

			Common	Stock	Additional
	Common Stock		Stock To	Subscription	Paid-in	Accumulated
	Shares	Amount	Be Issued	Receivable	Capital	Deficit	Total

Balance, September 30, 2001	10,297,305	$10,297	$40,000	$(80,000)	$1,260,309	$(4,207,910)	$(2,977,304)

Collection of stock subscription receivable	—	—	—	80,000	—	—	80,000
Issuance of common stock for:
Services	1,400,000	1,400	—	—	118,600	—	120,000
Exercise of warrants	1,050,000	1,050	—	—	105,000	—	106,050
Common stock to be issued for accrued expenses	—	—	106,221	—	—	—	106,221
(5,000,000 shares)

Net loss	—	—	—	—	—	(688,575)	(688,575)
Balance, September 30, 2002	12,747,305	12,747	146,221	—	1,483,909	(4,896,485)	(3,253,608)

Issuance of common stock for:
Shares previously committed to be issued	5,000,000	5,000	(106,221)	—	101,221	—	—
Settlement of debentures and note payable	2,650,000	2,650	—	—	631,375	—	634,025
In connection with acquisition by Dalrada	110,000,000	110,000	—	—	90,000	—	200,000
Services	311,539	312	—	—	5,919	—	6,231
Common stock to be issued for compensation	—	—	110,000	—	—	—	110,000

Net loss	—	—	—	—	—	(144,257)	(144,257)
Balance, September 30, 2003	130,708,844	$130,709	$150,000	$—	$2,312,424	$(5,040,742)	$(2,447,609)

The accompanying notes are an integral part of these consolidated financial statements.

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Consolidated Statements of Cash Flows

	Years Ended
	September 30,	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,257)	$(688,575)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	6,626	17,359
Provision for doubtful accounts	36,141	(142,879)
Common stock isued/to be issued for services	116,231	120,000
Value of warrants issued for services	—	106,050
Gain on settlement of debt, net	(700,596)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	117,424	105,991
Inventories	10,412	19,548
Deposits	2,787	(10,594)
Increase (decrease) in:
Accounts payable and accrued expenses	(248,104)	410,904
Due to related party	423,954	(55,128)
Accrued interest	22,705	82,692
Payroll taxes and benefits payable	587,349	(156,908)
Sales tax payable	(6,525)	81,411
State franchise tax payable	(12,000)	(72,679)
Net cash provided by (used in) operating activities	212,147	(182,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(75,891)	(5,093)
Net cash used in investing activities	(75,891)	(5,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft, net	(45,201)	33,928
Collection of stock subscription	—	80,000
Proceeds from notes payable	—	91,809
Payments on notes payable and capital leases	(29,627)	(17,836)
Net cash provided by (used in) financing activities	(74,828)	187,901

NET INCREASE IN CASH	61,428	—

CASH, Beginning of year	—	—
CASH, End of year	$61,428	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of debentures payable and accrued interest with common stock and Dalrada shares	$1,323,441	$—
Settlement of note payable with common stock	$14,210	$—
Common stock issued for assumption of accounts payable and 12,500,000 Dalrada shares	$200,000	$—
Accounts payable reclassified as notes payable	$75,912	$—
Accrued salaries settled with common stock	$1,323,441	$106,221

The accompanying notes are an integral part of these consolidated financial statements.

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

Note 1 - Organization and Significant Accounting Policies

Organization and Line of Business

Solvis Group, Inc. (previously Quik Pix, Inc.) (the “Company”) was incorporated under the laws of the State of California on November 4, 1980. The Company is a custom color laboratory specializing in visual marketing through the production of single image and digital multi-image color photography.

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

On January 14, 2003, Dalrada Financial Corporation (“Dalrada” previously Imaging Technologies, Inc.) completed its acquisition of approximately 85% of the issued and outstanding shares of common stock of the Company. The purchase price was 12,500,000 shares of Dalrada restricted common stock and the assumption by Dalrada of $200,000 of the Company’s accounts payable (See Note 9).

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial condition and operating results, specifically a working capital deficit of $2,348,462 and a stockholders’ deficit of $2,447,609 as of September 30, 2003 as well as a net loss of $144,257 for the year ended September 30, 2003, raise substantial doubt about its ability to continue as a going concern. The Company’s existence is dependent on management’s ability to develop profitable operations and resolve the Company’s liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through raising additional capital, conversion of

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

outstanding debt to common stock and increase the sale of its products.

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Financial Statement Presentation

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, accrued interest, due to related party, payroll taxes and benefits payable and taxes payable, the carrying amounts approximate fair value due to their short-term maturities. The amounts shown for long-term debt also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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
For the Years Ended September 30, 2003 and 2002

Revenue Recognition

Revenue from product sales are recognized at the time the products are shipped. Shipping and handling charges that are billed to customers are included in gross sales, with the related costs included in cost of sales.

During the years ended September 30, 2003 and 2002, one customer accounts for 52.9% and 33.2%, respectively of the Company's sales. At September 30, 2003 this same customer accounted for 59.9% of the net accounts receivable balance.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"),"Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment during the years ended September 30, 2003 and 2002.

Accounts Receivable

Accounts receivable primarily represents amounts due the Company’s customer for purchases of its products. At September 30, 2003, the Company had an allowance for doubtful accounts in the amount of $77,239 based on the Company’s analysis of the collectibility of the receivables that were outstanding as of the balance sheet date. The Company will continue to monitor collections and payments from its customers for future potential credit losses.

Inventories

Inventories consisting principally of raw film and other photo processing stock and are stated at the lower of cost or market utilizing the first-in, first-out method.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

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

Amortization

In 1986, goodwill was recorded as a result of the leveraged buyout and was being amortized using the straight-line method over a period of 40 years. In 1998, the estimated economic life was changed to 15 years. Multi-image technology acquired in 1994, in the amount of $25,200, is amortized using the straight-line method over a period of 15 years (See Note 3). When an intangible asset exceeds associated expected operating flows, it is considered impaired and is written down to net fair market value. As of September 30, 2003, the Company’s goodwill has been fully amortized. (See Note 4).

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.   SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

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

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and disclose the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model. There were 15,500,000 and 0 options granted to employees and directors during the years ended September 30, 2003 and 2002, respectively.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended September 30, 2003 and 2002:

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

	2003	2002
Net loss:
As reported	$(144,257)	$(688,575)
Compensation recognized under APB 25	—	—
Compensation recognized under SFAS 123	(124,430)	—
Pro forma	$(268,687)	$(688,575)
Basic and diluted loss per common share:
As reported	$(0.00)	$(0.06)
Pro forma	$(0.00)	$(0.06)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003:  risk-free interest rate of 3.0%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 76%; and a weighted average expected life of the option of 10 years.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 15,500,000 options outstanding at September 30, 2003.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, entitled Inventory Costs -- An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

normal capacity of the production facilities. The adoption of SFAS 151 did not impact the consolidated financial statements.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its future financial statement presentation or disclosures.

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

Note 2 - Property and Equipment

The cost of property and equipment at September 30, 2003 consisted of the following:

Digital equipment	$335,405
Machinery equipment	533,544
Furniture and fixtures	98,800
Leasehold improvements	70,839
Transportation equipment	79,675
1,118,263
Less accumulated depreciation	(1,045,733)
$72,530

Depreciation expense for the years ended September 30, 2003 and 2002 was $4,946 and $3,508, respectively.

Note 3 - Intangible Asset

During 1994, the Company purchased the rights to a photo process called "multi-image." This process permits up to five images to be displayed in sequence. The original cost of purchasing this technology of $25,200 was capitalized and is being amortized over 15 years at $1,680 per year. Consulting fees and other costs relating to the implementation of this technology are expensed as incurred. Accumulated amortization at September 30, 2003 was $15,120.

Amortization expense for the fiscal years ended September 30, 2003 and 2002 was $1,680 and $1,680, respectively.

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

Note 4 - Goodwill

In October 1986, a leveraged buyout of the Company's original stockholders was completed. The leveraged buyout agreement called for a purchase price of $2,625,000, which was in excess of the book value (which approximated fair value) of the Company. As a result, goodwill was established. The economic life was changed in 1998. This change in the estimated life of the goodwill has the effect of decreasing net income for 1998 by $1,000,707. The following is a summary of the determination of goodwill as of September 30, 2003:

Purchase price	$2,625,000
Less: Net book value at date of acquisition	(425,091)
Goodwill	2,199,909
Accumulated amortization	(2,199,909)
$—
.
Amortization expense for the years ended September 30, 2003 and 2002 was $0 and $12,171, respectively.

Note 5 - Related Party Transactions

At September 30, 2003, the Company owed related parties at total of $257,826. The amount is payable upon demand and does not accrue interest.

During the year ended September 30, 2003, the Company paid $476,974 to its parent, Dalrada, for professional employment compensation.

During the years ended September 30, 2003 and 2002, the Company had sales to its parent, Dalrada, of $59,316 and $116,069, respectively. At September 30, 2003 the Company had accounts receivable of $0 due from Dalrada related to these sales.

Note 6 - Payroll and Income Taxes Payable

At September 30, 2003 the Company owed approximately $673,080 in payroll taxes, $580,580 in statutory additions for interest and penalties and $32,299 in state corporate taxes for several prior fiscal year-ends. The Company has hired a consultant to file all past due payroll tax returns and to negotiate a settlement with the Internal Revenue Services.

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

Note 7 - Notes Payable

Notes payable at September 30, 2003 were as follows:

Bank commercial loan guaranteed by an officer of the Company. This loan is past due.	$23,783
Note payable to stockholder and president of the Company, secured by US patent number 5,782,026, interest at 8% per annum, principal and unpaid accrued interest due in June 2004.	268,623
Note payable to stockholder and president of the Company, secured by US patent number 5,782,026, interest at 6% per annum, principal and unpaid accrued interest due in December 2008.	150,000
Note payable to stockholder and president of the Company, unsecured, interest at 10% per annum, This note is past due.	15,000
Note payable to individual, unsecured, interest at 10% per annum, principal and unpaid accrued interest due in May 2005.	29,811
Note payable to individual, secured by shares of the Company’s common stock, interest at 8% per annum, principal and unpaid accrued interest due in May 2005.	20,261
Notes payable to stockholders, unsecured, interest payable at 6.5% and 10% per annum, principal due on demand.	48,977
556,455
Less: current portion	(356,383)
$200,072

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

Convertible subordinated debentures were issued in connection with the leveraged buyout of the Company in October 1986 (See Note 4). The debentures were scheduled to mature in 1991. However, the Company, in accordance with the terms of the debentures, extended the maturity of the debentures to September 2005. At any time prior to the maturity of the debentures, they could be converted at 50% of the face value of the debentures into shares of the Company's common stock. At no time could the conversion exceed 3% of the outstanding shares of the Company. The conversion price was specified in the terms of the debentures. During the year ended September 30, 2003, these convertible debentures were settled with common stock (See Note 9) concurrent with the acquisition of the Company by Dalrada.

Notes payable and capitalized lease obligations mature as follows:

Year ending September 30,
2004	$356,383
2005	50,072
2006	—
2007	—
2008	150,000
$556,455

Note 8 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of September 30, 2003 are as follows:

Deferred tax assets:
Net operating loss carryforward	$1,637,000
Less valuation allowance	(1,637,000)
Net deferred tax liability	$—

Following is a reconciliation of the amount of income tax expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense:

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

	September 30, 2003	September 30, 2002
Tax benefit at federal statutory rates	$(57,000)	$(175,000)
Increase in valuation allowance	57,000	175,000
	$—	$—

At September 30, 2003, the Company had net operating loss carryforwards, of approximately $4,790,000, for U.S. Federal income tax purposes available to offset future taxable income, expiring in the year 2019.

The valuation allowance at October 1, 2002 was approximately $1,580,000. The net change in the valuation allowance during the years ended September 30, 2003 and 2002 was an increase of approximately $57,000 and $175,000, respectively.

Note 9 - Stockholders' Deficit

Common Stock

In February 2002, the Company issued 1,400,000 shares of common stock for services rendered valued at $120,000. In addition, in September 2002 the Company issued 1,050,000 shares upon the exercise of 1,050,000 warrants. The exercise price of the warrants of $106,050 was paid for services rendered.

In December 2002, the Company issued 5,000,000 shares of common stock to its President that were previously committed to be issued for previously accrued compensation of $106,221.

In December 2002, the Company issued 150,000 shares of common stock as full settlement of a notes payable for $14,210 resulting in a gain on extinguishment of debt of $11,210.

In December 2002, the Company issued 311,539 shares of common stock in exchange for services valued at $6,231.

In January 2003, Dalrada completed the acquisition of the Company by acquiring 110,000,000 shares of the Company's common stock. The purchase price was 12,500,000 shares of Dalrada restricted common stock, and the assumption of $200,000 of the Company's accounts payable. As a result of this transaction, the Company became a majority owned subsidiary of Dalrada. The 12,500,000 Dalrada shares plus 2,500,000 shares (issued in December 2002 with a value of $50,000) of the Company's restricted stock was used to settle convertible debentures of $817,132 and accrued interest totaling $1,323,441 and recorded a gain on extinguishment of debt of $692,386, and an increase in additional paid in capital of $628,524.

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

Common Stock to be Issued

On March 15, 2000, effective March 15, 2001 (See Note 10) and as amended on September 3, 2004 by a settlement agreement, the Company agreed to issue 1,000,000 shares of common stock to a consultant in return for prior services valued at $40,000.

In January 2003, the Company agreed to issue 5,000,000 shares of common stock to its President as compensation for his services valued at $100,000.

In September 2003, the Company agreed to issue 1,000,000 shares of common stock to its former CEO as compensation for his services valued at $10,000.

Stock Options

In June 2003, the Company granted stock options to directors and board members to purchase a total of 15,500,000 shares of common stock at an exercise price of $0.01 per share.

The following table summarizes options granted for the periods or as of the dates indicated:

	Options Granted	Weighted Average Exercise Price
Balance, September 30, 2002	—	$—
Exercised	—	$—
Cancelled	—	$—
Granted	15,500,000	$0.01
Balance, September 30, 2003	15,500,000	$0.01
Exercisable, September 30, 2003	15,500,000	$0.01

The weighted average remaining contractual life of options outstanding is 9.75 years at September 30, 2003. The exercise price for all 15,500,000 options outstanding is $0.01.

For options granted during the year ended September 30, 2003 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.008 and the weighted-average exercise price of such options was $0.01. No options were granted during the year ended September 30, 2003, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

Solvis Group, Inc. and Subsidiary
(previously Quik Pix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2003 and 2002

Note 10 - Commitments and Contingencies

Operating Leases

The Company conducts its operations from facilities that are leased under an operating lease, which expired June 2003. The Company lease is month-to-month thereafter. The base rent was $5,630 per month, adjustable by the increase in the consumer price index, not to exceed 6% per annum. Under the terms of the lease, the Company was obligated for its allocated share of operating costs as defined in the lease agreement. Total payments made under this lease for the years ended September 30, 2003 and 2002 were $80,574 and $67,560, respectively.

In February 2005, the Company moved its operating facility to Anaheim, California and signed a three year operating lease for the new facility.

The following is a schedule, by year, of future minimum lease payments for all non-cancelable operating leases:

Operating Leases
Year ending September 30,
2005	$49,928
2006	70,139
2007	78,668
2008	$26,480
$225,215

The Company also conducts operations from facilities leased under an operating lease that expired in September 2003. Under the terms of the lease, the Company is obligated for repairs and maintenance. Total payments made under this lease for the years ended September 30, 2003 and 2002 was $30,184 and $14,721, respectively.

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

On September 3, 2004, the former shareholder and the Company entered into a settlement agreement whereby the former shareholder agreed to accept 1,000,000 shares of the Company’s common stock in return for his prior services valued at $40,000 and as satisfaction of the obligation of the Company to issue the common shares referred to in the original agreement.

Note 11 - Subsequent Events

Subsequent to September 30, 2003, the Company issued shares of common stock for the following:

•	1,000,000 shares for compensation;
•	1,000,000 shares for settlement of debt;
•	15,062,058 shares issued to the Company’s parent; and
•	1,611,166 shares for compensation.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we paid or accrued on behalf of our executive officers during the fiscal periods ending September 30, 2001, 2002 and 2003. No officer received a salary and cash bonus in excess of $100,000 for services rendered during such fiscal years. We do not currently have any long-term compensation plans or stock option plans, and have no key-man life insurance on any director or officer.

SUMMARY COMPENSATION TABLE

					LONG TERM
		ANNUAL		COMPENSATION	COMPENSATION AWARDS
	FISCAL			OTHER ANNUAL	OPTIONS/
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	COMPENSATION	SARS (#)	OTHER COMP
John Capezzuto	2003	$0	$0	$100,000	$-0-	$0
President and C.E.O.	2002	0	0	106,221	-0-	0
	2001	0	0	—	-0-	0

COMPENSATION OF DIRECTORS

Each member of the Board of Directors of the Company receives a fee of $500 from the Company for each meeting attended.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

None

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consisted of Messrs. Green and Fryer. Neither of these individuals was an officer or employee of the Company at any time during the 2002 and 2003 fiscal years. Since the 2005 resignation of Mr. Fryer, the Compensation Committee consists temporarily of Mssrs. Green and Gaer.

AUDIT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Audit Committee consisted of Messrs. Green and Dietrich. Neither of these individuals was an officer or employee of the Company at any time during the 2003 and 2003 fiscal years. Since the 2005 resignation of Mr. Dietrich, the Audit Committee consists temporarily of Mssrs. Green and Gaer.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table provides information on Options/SARs granted in the 2003 fiscal Year to the named officers.

POTENTIAL REALIZABLE
		PERCENT OF			VALUE AT ASSUMED
	NUMBER OF	TOTAL			ANNUAL RATES OF
	SECURITIES	OPTIONS/SARS			STOCK PRICE
	UNDERLYING	GRANTED TO	EXERCISE OR		APPRECIATION FOR
	OPTIONS/SARS	EMPLOYEES IN	BASE PRICE	EXPIRATION	OPTION TERM (1)
NAME	GRANTED (#)	FISCAL YEAR	($/SHARE)	DATE	5% ($)	10% ($)
John Capezzuto	-0-	-0-	N.A.	N.A.	$0	$0

(1)	NA

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information on option exercises in the 2003 fiscal year by the named officers and the value of such named officers' unexercised options at September 30, 2003. Warrants to purchase common stock are included as options. No stock appreciation rights were held by them at the end of the 2003 fiscal year.

	SHARES		NUMBER OF SECURITIES		VALUE OF UNEXERCISED
	ACQUIRED ON	VALUE	UNDERLYING UNEXERCISED		IN-THE-MONEY OPTIONS/SAR
NAME	EXERCISE(#)	REALIZED($)	OPTIONS/SARS AT FY-END (#)		AT FISCAL YEAR END ($) (1)
			EXERCISABLE	UNEXERCISABL	EXERCISABLE	UNEXERCISABL
John Capezzuto	-0-	$—	-0-	-0-	$—	$—

(1)	At September 6, 2006, the closing price of the common stock on that date as quoted by the National Quotation Bureau, Inc. ASD Electronic Bulletin Board was $0.01.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information known to the best of our knowledge with respect to the beneficial ownership of common stock as of September 6, 2006, by (i) all persons who are beneficial owners of five percent (5 percent) or more of the Common Stock, (ii) each director, and (iii) all current directors and executive officers individually and as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable

	Number of	Percent of
Name	Shares	Class

John Capezzuto (2)	12,500,000	7.25%
Brian Bonar (3)	9,000,000	5.17%
Robert A. Dietrich (4) *	7,500,000	4.35%
Stephen J. Fryer (5) *	7,500,000	4.35%
Richard Green (6)	8,500,000	4.90%
Eric Gaer (7)	7,500,000	4.35%
L. William Brann (8)	2,000,000	1.20%
Dalrada Financial Corporation (9)	125,062,058	78.82%
All current directors, executive officers as a group	47,000,000	28.49%

*	Resigned as a director in February 2006
(1)
Percentage of ownership is based on 164,950,756 shares of common stock outstanding on September 6, 2006. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after June 19 2006 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

(2)
Includes 5,000,000 shares issued in June 2005 plus 7,500,000 issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after September 6, 2006. 2,500,000 of the warrants were issued in June 2003 and 5,000,000 warrants were issued in November 2005.

(3)
Includes 9,000,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after September 6, 2006. 3,000,000 of the warrants were issued in June 2003 and 6,000,000 were issued in November 2005.

(4)
Includes 7,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after September 6, 2006. 2,000,000 of the warrants were issued in June 2003 and 5,500,000 were issued in November 2005.

(5)
Includes 7,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after September 6, 2006. 2,000,000 of the warrants were issued in June 2003 and 5,500,000 were issued in November 2005.

(6)
Includes 8,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after September 6, 2006. 2,500,000 of the warrants were issued in June 2003 and 6,000,000 were issued in November 2005.

(7)
Includes 7,500,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after September 6, 2006. 2,000,000 of the warrants were issued in June 2003 and 5,500,000 were issued in November 2005.

(8)
Includes 2,000,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after September 6, 2006. 2,000,000 warrants were issued in November 2005.

(9)	Shares issued in 2003

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of September 30, 2003, the Company has unsecured notes payable to John Capezzuto in the aggregate amount of $201,997.00 There is no other officer or director indebtedness to the Company.

ITEM 13. EXHIBITS

(a)	Exhibits

Number	Description

3.1	Articles of Incorporation of the Company, as amended, and currently in effect. Incorporated by reference to Form 10-KSB filed May 11, 2001.*

3.2	By-Laws of the Company, as amended, and currently in effect. Incorporated by reference to Form 10-KSB filed May 11, 2001.*

3.3
Agreement and Plan of Reorganization between Solvis Group, Inc. and Baroque Corporation filed as an exhibit to the Form 8-K filed March 22, 2000 (file no. 0-26407) and incorporated by reference thereto.*

3.4	Amendment to Articles of Incorporation of the Company, effective November 12, 2003. Incorporated by reference to Form 10-KSB filed June 1, 2006.*

3.5	Amendment to By-Laws of the Company, effective November 12, 2003. Incorporated by reference to Form 10-KSB filed June 1, 2006.*

10(a)	Assignment of Patent dated January 13, 2003. Incorporated by reference to Form 10-KSB filed June 1, 2006.*

10(b)
Form of Indemnification Agreement, dated January 1, 2003 between the Company and, variously, John Capezzuto, Brian Bonar, Richard Green, Robert Dietrich, Stephen Fryer, and Eric Gaer. Incorporated by reference to Form 10-KSB filed June 1, 2006.*

10(c)
Share Acquisition Agreement, dated June 12, 2002, between the Company and Imaging Technologies Corporation (now Dalrada Financial Corporation). Incorporated by reference to Form 10-KSB filed June 1, 2006.*

10(d)	Closing Agreement, dated July 23, 2002 between the Company and Imaging Technologies Corporation(now Dalrada Financial Corporation). Incorporated by reference to Form 10-KSB filed June 1, 2006.*

10(e)	Stock Purchase and Sale Agreement, dated December 31, 2004, between the Company and Dalrada Financial Corporation. Incorporated by reference to Form 10-KSB filed June 1, 2006.*

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

	September 30, 2003	September 30, 2002

(i) Audit Fees	$61,400	$63,600
(ii) Audit Related Fees	$—	$—
(iii)Tax Fees	$—	$—
(iv)All Other Fees	$—	$—

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLVIS GROUP, INC.

Date: September 25, 2006	By:	/s/ BRIAN BONAR
Chief Executive Officer

Date: September 25, 2006	By:	/s/ ROBERT DEITRICH
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

Date: September 25, 2006	By:	/s/ John Capezzuto
John Capezzuto
Director

Date: September 25, 2006	By:	/s/ Brian Bonar
Brian Bonar
Chief Executive Officer and Director

Date: September 25, 2006	By:	/s/ Robert A. Dietrich
Robert A. Dietrich
Chief Accounting Officer

Date: September 25, 2006	By:	/s/ L. William Brann
L. William Brann
Director

Date: September 25, 2006	By:	/s/ Richard H. Green
Richard H. Green
Chairman of the Board of Directors

Date: September 25, 2006	By:	/s/ Eric W. Gaer
Eric W. Gaer
Director and Secretary